Form 10QSB
period 1996-10-31
FULTON BANCORP INC
filed 1996-12-16
CIK 1017952

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                   ----------------------
                        FORM 10-QSB
                   ----------------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending October 31, 1996

                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to -----------------

Commission File Number        0-21273
                        -----------------------

                           Fulton Bancorp, Inc.
                           --------------------
                      (Exact name of small business
                     issuer as specified in its charter)

              Delaware                        43-1754577
-------------------------------------   ---------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)        Identification No.)

     410 Market Street, Fulton, MO               65251
---------------------------------------       ----------
(Address of principal executive offices)      (Zip Code)

       573-682-6617
-------------------------------
(Registrant's telephone number)

                                 None
             ----------------------------------------
             (Former name, former address and former
             fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X      No
                 ------       ------
As of December 10, 1996, there were 1,719,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

             Yes            No     X
                  ------       --------

              FULTON BANCORP, INC. AND SUBSIDIARY
                         FORM 10-QBS
                      OCTOBER 31, 1996

INDEX                                                              PAGE
------                                                             -----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                     1

  CONSOLIDATED STATEMENTS OF INCOME                                  2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                              3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        7-10
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                          11

ITEM 2 - CHANGES IN SECURITIES                                      11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                            11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS          11

ITEM 5 - OTHER INFORMATION                                          11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES

              FULTON BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (Dollars in thousands)



                                               October 31,        April 30,
                                                  1996               1996
                                               -----------        ---------
                                                        (Unaudited)

ASSETS

Cash and cash equivalents, including
 interest-bearing accounts of $9,005 at
 October 31, 1996 and $2,499 at
 April 30, 1996                                $ 10,447              $2,924
Investment securities available-for-sale          2,710               3,216
Stock in Federal Home Loan Bank of
 Des Moines                                         637                 637
Loans held for sale                               3,824               2,306
Loans receivable, net (allowance for loan
 losses of $802 at October 31, 1996
 and $782 at April 30, 1996)                     79,802              73,893
Accrued interest receivable                         756                 608
Premises and equipment, net                       1,498               1,307
Foreclosed real estate                              198                 198
Other assets                                        491                 407
                                               --------             -------
                                TOTAL ASSETS   $100,363             $85,496
                                               ========             =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Customer deposits                             $ 66,926             $70,316
 Advances from Federal Home Loan Bank
  of Des Moines                                   7,000               5,000
 Advances from borrowers for taxes
  and insurance                                   1,046                 620
 Accrued interest payable                           297                 299
 Other liabilities                                  615                 144
                                                -------             -------
                         TOTAL LIABILITIES       75,884             $76,379

 Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value
  per share, 1,000,000 authorized, none issued     ---                  ---
 Common stock, $.01 par value per share;
  6,000,000 shares authorized, 1,719,250 issued
  and outstanding at October 31, none issued
  and outstanding at April 30                       17                  ---
 Paid-in capital                                16,533                  ---
 Retained earnings - substantially restricted    9,292                9,096
 Unrealized gain on securities available
  -for-sale, net of taxes                           12                   21
 Unearned ESOP shares                           (1,375)                 ---
                                              --------              -------
                TOTAL STOCKHOLDERS' EQUITY      24,479                9,117
                                              --------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $100,363              $85,496
                                              ========              =======

See accompanying notes to Consolidated Financial Statements

              FULTON BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands)


                                 Three Months Ended        Six Months Ended
                                      October 31,               October 31,
                                    1996       1995          1996        1995
                                 --------------------      -------------------
                                                  (Unaudited)

Interest Income
 Mortgage loans                     $1,417  $1,198            $2,842  $2,365
 Consumer and other loans              212     197               428     374
 Investment securities                  60      77               126     159
 Interest-earning deposits             122      66               134     119
                                    ------  ------             -----   -----
           TOTAL INTEREST INCOME     1,811   1,538             3,530   3,017

Interest Expense
 Deposits                              955     870             1,862   1,701
 Advances from Federal Home Loan
  Bank of Des Moines                   123      79               229     157
                                    ------   -----             -----   -----
                                     1,078     949             2,091   1,858
                                    ------   -----             -----   -----
          NET INTEREST INCOME          733     589             1,439   1,159

Provision for loan losses              ---     ---                25     ---
                                    ------   -----             -----   -----
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES    733     589             1,414   1,159


Noninterest Income
 Loan servicing fees                    80      68               156     133
  Service charges and other fees        34      31                69      64
  Income from foreclosed assets          8       5                13       9
  Other                                  4      48                50      48
                                    ------  ------            ------  ------
         TOTAL NONINTEREST INCOME     126     152               288     254

Noninterest Expense
  Employee salaries and benefits       221     198               446     408
  Occupancy costs                       71      45               135      95
  Advertising                           16       4                26      11
  Data processing                       47      26                93      66
  Federal insurance premiums           454      36               498      73
  Directors' fees                       22      23                43      43
  Other                                 76      76               148     158
                                    ------  ------            ------  ------
           TOTAL NONINTEREST EXPENSE   907     408             1,389     854
                                    ------  ------            ------  ------
           INCOME (LOSS) BEFORE
            INCOME TAXES               (48)    333               313     559

Income Taxes (Benefit)                 (15)    125               117     208
                                    ------  ------            ------  ------

           NET INCOME (LOSS)       $   (33) $  208            $  196  $  351
                                    ======  ======            ======  ======

Earnings (Loss) per share           ($0.02)    N/A             $0.12     N/A
                                     =====                     =====

See accompanying notes to Consolidated Financial Statements

             FULTON BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands)


                                                          Six Months Ended
                                                             October 31,
                                                          1996       1995
                                                       ---------- ---------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  196     $    351
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          64           53
    Amortization of premiums and discounts                 (9)           1
    Provisions for loan losses                            (25)         ---
    Proceeds from sales of loans held for sale          8,593       11,769
   Origination of loans held for sale                 (10,110)     (11,888)
   Stock and patronage dividends                           47            1
   Change to assets and liabilities
   increasing (decreasing) cash flows
    Accrued interest receivable                          (148)         (88)
    Other assets                                         (135)         (35)
    Accrued interest payable                               (2)          43
    Other liabilities                                     315          (83)
                                                      -------       ------
                       NET CASH PROVIDED BY (USED IN)
                                OPERATING ACTIVITIES   (1,214)         124

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
    Available-for-sale                                    500          200
  Loans originated, net of repayments                  (5,884)      (1,717)
  Purchase of premises and equipment                     (252)         (94)
  Expenditures on foreclosed real estate                  ---           (2)
                                                       ------        -----
                     NET CASH USED IN INVESTING
                      ACTIVITIES                       (5,636)      (1,613)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  (3,390)       3,197
  Advances from Federal Home Bank of Des Moines:
   Borrowings                                           8,000         ---
   Repayments                                          (6,000)        ---
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                   427         451
 Proceeds from sale of common stock                    16,711         ---
 Loan to ESOP                                          (1,375)
                                                      -------     -------
               NET CASH PROVIDED BY FINANCING
               ACTIVITIES                              14,373       3,648
                                                      -------     -------
               NET INCREASE IN CASH                     7,523       2,159

Cash, beginning of period                               2,924       4,188
                                                      -------     -------
               CASH, END OF PERIOD                    $10,447     $ 6,347
                                                      =======     =======

See accompanying notes to Consolidated Financial Statements

                FULTON BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of October 31, 1996, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the October 31, 1996, interim financial statements. The results of operations for the period ended October 31, 1996, are not necessarily indicative of the operating results for the full year. The April 30, 1996, Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B--Formation of Holding Company and Conversion to Stock Form
------------------------------------------------------------------

On October 17, 1996, the Company became the holding company for Fulton Savings Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 1,719,250 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred to date of $642,494 were $16,532,813, inclusive of $1,375,400 related to shares held by the Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any period prior to October 31, 1996, since the Company had no stockholders prior to the initial stock offering completed October 17, 1996. Earnings per share is presented for October 31, 1996, based on the average shares issued and outstanding during the period.

NOTE D--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock form as described in Note B, the Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300 including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or
separation from service.   Since the Bank's annual contributions are
discretionary, benefits payable under the ESOP cannot be estimated.

          FULTON BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)
-------------------------------------------------

The Company accounts for its ESOP in accordance with Statement of Position
93-6, Employers' Accounting for Employee Stock Ownership Plans.   Accordingly,
the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance
sheets.   Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and
accrued interest.   ESOP compensation expense was  $-0-  for the three months
and six months ended October 31, 1996.

A summary of ESOP shares at October 31, 1996, is as follows:

 Shares committed for release                                -0-

 Unreleased shares                                       137,540
                                                         -------
                                                 TOTAL   137,540
                                                         =======
Fair value of unreleased shares                       $1,925,560
                                                      ==========

NOTE E--Accounting Changes
--------------------------

Effective October 1996, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992, but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expenses recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Bank's ESOP shares differs from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective May 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Bank considers all one-to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement as well as the borrower's repayment history.

           FULTON BANCORP, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Continued)

NOTE E--Accounting Changes (Continued)
--------------------------------------

Management applies its normal loan review procedures in determining when a loan is impaired. The Bank applies SFAS No. 114 on a loan by loan basis. All nonaccrual loans are considered impaired. Impaired loans are measured based on present value of expected cash flows, the loan's observable market price or the fair value of the underlying collateral. If the value computed is less than the recorded value, a valuation allowance is recorded for the difference as a component of the provision for loan loss expense. Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounting for as a secured borrowing with pledge of collateral.

SFAS 125 extends the "available for sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS 125 also amends SFAS 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

SFAS 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls", (vi) loan syndications and participations, (vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS 125 approach to certain nonsecurity financial assets and the amendment of SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Company does not expect the adoption of SFAS 125 will have a material effect on the Company's financial position or results of operations.

Note F--Subsequent Change in Fiscal Year-End
--------------------------------------------
On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. The Company will begin reporting on the basis of its new fiscal year-end beginning with the quarter ending December 31, 1996.

              FULTON BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
--------
Fulton Bancorp, Inc. ("Company") is a Delaware corporation that was organized for the purpose of becoming the holding company for Fulton Savings Bank, FSB ("Bank") upon the Bank's conversion from a federal mutual savings bank to a federal capital stock savings bank. The Bank's conversion was completed on October 17, 1996. The Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans within its market area. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund.

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives on its loan and investments portfolio, and its cost of funds, which consists of interest paid on deposits and borrowings. The Company's operating results are also affected by the level of noninterest income and expenses. Noninterest income consists primarily of loan servicing fees and service charges and other fees. Noninterest expenses include employee salaries and benefits, occupancy costs, deposit insurance premiums, data processing expenses and other operating costs.

On September 30, 1996, the Bank recorded the effect of a one-time special assessment to be paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"). The assessment was 0.657% of assessable deposits as of March 31, 1995, which for the Bank totalled $427,000. The assessment was designed to recapitalize the SAIF and permit the eventual merger of the SAIF with the Bank Insurance Fund. As a result of the recapitalization of the SAIF, the Bank's deposit insurance premiums will be reduced to $0.065 per $100 of deposits beginning in 1997.

The discussion and analysis included herein covers certain changes in results of operations during the three and six month periods ended October 31, 1996 and 1995, as well as those material changes in liquidity and capital resources that have occurred since April 30, 1996.

The following should be read in conjunction with the Company's Prospectus dated September 6, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Comparison of Financial Condition at October 31 and April 30, 1996

    Assets of the Company increased from $85.5 million at April 30, 1996, to $100.4 million at October 31, 1996, primarily the result of the public stock offering. Cash and interest-bearing deposits increased $7.5 million and loans, including loans held for sale, increased $7.4 million as the Company was able to lend a portion of offering proceeds. Deposits of the Company decreased $3.4 million from $70.3 million at April 30, 1996, to $66.9 million at October 31, 1996. Stockholders' equity increased from $9.1 million at April 30, 1996, to $24.5 million at October 31, 1996.

     Nonperforming assets of $516,000 or 0.60% of total assets at April 30, 1996, decreased to $381,000 or 0.38 % of total assets at October 31, 1996.

Comparison of the three months ended October 31, 1996 to the three months ended October 31, 1995
--------------------------------------------------------------------------

     Net Income. The Company incurred a net loss of ($33,000) for the quarter ended October 31, 1996, compared to net income of $208,000 for the quarter ended October 31, 1995. Results for the current quarter were significantly affected by the one-time special assessment to recapitalize the Savings Association Insurance Fund. Without this one-time assessment, which totaled $427,000, net income for the quarter ended October 31, 1996, would have been $235,000.

               FULTON BANCORP, INC. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Continued)

Comparison of the three months ended October 31, 1996 to the three months ended October 31, 1995 (Continued)
--------------------------------------------------------------------------
     Net Interest Income. Net interest income was $733,000 for the quarter ended October 31, 1996, an increase of $144,000 or 24% from $589,000 for the quarter ended October 31, 1995. Interest income increased $273,000 while interest expense increased $129,000.

     Interest Income.   Interest income increased by $273,000 or 18% from
$1,538,000 for the quarter ended October 31, 1995, to $1,811,000 for the quarter ended October 31, 1996. Interest income from mortgage loans receivable increased $219,000 from $1,198,000 for the quarter ended October 31, 1995, to $1,417,000 for the quarter ended October 31, 1996. The increase was due to an increase in mortgage loans and adjustments on adjustable-rate mortgages. Interest income on consumer and other loans increased by $15,000 from $197,000 for the quarter ended October 31, 1995, to $212,000 for the quarter ended October 31, 1996. The increase was due to an increase in loans and rates on loans. Interest and dividend income on investment securities decreased $17,000 from $77,000 for the quarter ended October 31, 1995, to $60,000 for the quarter ended October 31, 1996. This decrease was due to a decrease in investments. Interest income on interest- bearing deposits increased $56,000 from $66,000 for the quarter ended October 31, 1995, to $122,000 for the quarter ended October 31, 1996. This increase was due to the investment of the proceeds from the public offering in interest-bearing deposits.

    Provision for Loan Losses. There was no provision for loan losses during either the three months ended October 31, 1996, or the three months ended October 31, 1995. During such periods, management considered the allowance for loan losses to be adequate to provide for estimated loan losses.

     Interest Expense. Interest expense increased $129,000 from $949,000 for the quarter ended October 31, 1995, to $1,078,000 for the quarter ended October 31, 1996. The increase results from increased rates and a higher average deposit base during the conversion process which was completed on October 17, 1996.

     Noninterest Income. Noninterest income for the three months ended October 31, 1996, decreased $26,000 from $152,000 for the three months ended October 31, 1995, to $126,000 for the three months ended October 31, 1996. Loan servicing fees increased $12,000 from servicing a larger loan servicing portfolio. Other income decreased $44,000 resulting primarily from the patronage equity dividend of $47,000 received during the quarter ended October 31, 1995, and no dividend received for the three months ended October 31, 1996.

     Noninterest Expense.   Noninterest expense increased $499,000 or 122%
from $408,000 for the quarter ended October 31, 1995, to $907,000 for the quarter ended October 31, 1996. This increase was primarily due to the $427,000 one-time SAIF assessment.

Comparison of the six months ended October 31, 1996, to the six months ended October 31, 1995
-----------------------------------------------------------------------------

     Net Income. Net income for the six months ended October 31, 1996, decreased $155,000 from $351,000 for the six months ended October 31, 1995 to $196,000 for the six months ended October 31, 1996. Without the one-time SAIF assessment, net income for the six months ended October 31, 1996, would have been $464,000.

     Net Interest Income. Net interest income was $1,439,000 for the six months ended October 31, 1996, an increase of $280,000 from the net interest
income of $1,159,000 for the six months ended October 31, 1995.   Total
interest income and interest expense increased $513,000 and $233,000, respectively, for the six months ended October 31, 1996.

             FULTON BANCORP, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Continued)

Comparison of the six months ended October 31, 1996, to the six months ended October 31, 1995 (Continued)
----------------------------------------------------------------------------

     Interest Income. Total interest income increased $513,000 from $3,017,000 for the six months ended October 31, 1995, to $3,530,000 for the six months ended October 31, 1996. The increase was due primarily from increases in interest income on mortgage loans and consumer and other loans. The interest income from mortgage loans increased by $477,000 from $2,365,000 for the six months ended October 31, 1995, to $2,842,000 for the six months ended October 31, 1996. This increase was primarily due to an increase in loan rates and adjustments on adjustable-rate mortgages. The interest income on consumer and other loans increased $54,000 from $374,000 for the six months ended October 31, 1995, to $428,000 for the six months ended October 31,1996. This increase was due to an increase in loans and rates on loans.

     Interest and dividend income on investment securities decreased $33,000 from $159,000 for the six months ended October 31, 1995, to $126,000 for the six months ended October 31, 1996. The decrease was primarily due to decreasing investments. Interest income on interest-earning deposits increased $15,000 from $119,000 for the six months ended October 31, 1995, to $134,000 for the six months ended October 31, 1996, primarily due to the investment of proceeds from the public offering.

     Interest Expense. Interest expense on deposits increased $161,000 from $1,701,000 for the six months ended October 31, 1995, to $1,862,000 for the six months ended October 31, 1996. The increase was due primarily to higher customer deposits for most of the six months ended October 31, 1996, which, in turn, was due to interest in the conversion and stock offering. Interest on advances from Federal Home Loan Bank of Des Moines increased $72,000 from $157,000 for the six months ended October 31, 1995, to $229,000 for the six months ended October 31, 1996, resulting from additional borrowings to meet liquidity and loan demands.

     Provision for Loan Losses.  Provision for loan losses increased by
$25,000 for the six months ended October 31, 1996.   The Company recorded  no
provision for loan losses for the six months ended October 31, 1995.

     Noninterest Income.   Noninterest income increased by $34,000 from
$254,000 for the six months ended October 31, 1995, to $288,000 for the six months ended October 31, 1996. The increase was primarily due to increased loan servicing fees from additional loans. The patronage equity dividend of $47,000 received during the six months ended October 31, 1995 from the Company's data processor was replaced in part by a gain on the sale of this data processing company in the six months ended October 31, 1996, in the amount of $41,000.

     Noninterest Expense. Noninterest expense increased by $535,000 from $854,000 for the six months ended October 31, 1995, to $1,389,000 for the six months ended October 31, 1996. Federal insurance premiums increased $425,000 from the one-time SAIF assessment. Employee salaries and benefits increased by $38,000, occupancy costs increased $40,000, advertising costs increased $15,000, data processing costs increased $27,000 and other decreased $10,000.

Liquidity and Capital Resources
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At October 31, 1996, FHLB advances totaled $7,000,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At October 31, 1996, the Bank had approved loan commitments totaling $8.3 million and had undisbursed loans in process of $3,675,000.

             FULTON BANCORP, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------------------

Liquid funds necessary for normal daily operations are maintained in a working checking account and a daily time account with the Federal Home Loan Bank of Des Moines. It is the Bank's current policy to maintain adequate collected balances in those deposit accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited on a daily basis in the checking account and transferred, when appropriate, to the daily time account to enhance income.

At October 31, 1996, certificates of deposit amounted to $52.2 million or 78.0% of total deposits, including $21.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 14.65% at October 31, 1996. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at October 31, 1996.

                                                   Percent of Adjusted
                                          Amount       Total Assets
                                          -----------------------------
                                                 (Unaudited)

Tangible capital                             $15,995        15.9%
Tangible capital requirement                   1,505         1.5
                                              ------        ----
                                    EXCESS   $14,490        14.4%
                                             =======        ====
Core capital                                 $15,995        15.9%
Core capital requirement                       3,010         3.0
                                             -------        ----
                                    EXCESS   $12,985        12.9%
                                             =======        ====
Risk-based capital                           $16.306        28.2
Risk-based capital requirement                 4,621         8.0
                                             -------        ----
                                    EXCESS   $11.685        20.2%
                                             =======        ====

                FULTON BANCORP, INC AND SUBSIDIARY

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time the Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

        27  Financial Data Schedule

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FULTON BANCORP, INC

                                                      /s/ Kermit D. Gohring
                Date: December 12, 1996            By:---------------------
                                                      Kermit D. Gohring
                                                      President


                                                      /s/ Bonnie K. Smith
                Date: December 12, 1996            By:---------------------
                                                      Bonnie K. Smith
                                                      Secretary-Treasurer
                                                      (Principal Accounting
                                                       Officer)