Form 10QSB
period 1996-06-30
FULTON BANCORP INC
filed 1996-12-30
CIK 1017952

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB



( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ending
                                      or

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  May 1, 1996  to  June 30, 1996
                                -----------      -------------
Commission File Number           0-21273
                                ----------

                              Fulton Bancorp, Inc.
                              --------------------
                         (Exact name of small business
                      issuer as specified in its charter)

         Delaware                                 43-1754577
------------------------------            -------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

 410 Market Street, Fulton, MO                     65251
-------------------------------           --------------------------
(Address of principal executive offices)         (Zip Code)

      573-682-6617
-------------------------------
(Registrant's telephone number)

                       Former fiscal year end:  April 30
                  -----------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    X      No
                                             ------         -------
As of December 30, 1996, there were 1,719,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                         Yes            No     X
                                             --------       ---------

              FULTON BANCORP, INC. AND SUBSIDIARY
                         FORM 10-QSB
                        JUNE 30, 1996

INDEX                                                                PAGE
------                                                               -----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                       1

  CONSOLIDATED STATEMENTS OF INCOME                                    2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         7-9

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS                                            10

ITEM 2 - CHANGES IN SECURITIES                                        10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              10

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS            10

ITEM 5 - OTHER INFORMATION                                            10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES

                  FULTON BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Dollars in thousands)



                                                 June 30,   April 30,
                                                   1996       1996
                                                 --------  ----------
                                                    (Unaudited)

ASSETS

 Cash and cash equivalents, including interest-
  bearing accounts of $1,306 at June 30, 1996,
  and $2,499 at April 30, 1996                    $ 3,154     $2,924
 Investment securities available-for-sale           3,207      3,216
 Stock in Federal Home Loan Bank of Des Moines        637        637
  Loans held for sale                                 548      2,306
 Loans receivable, net (allowance for loan
  losses of $800 at June 30, 1996 and $782
  at April 30, 1996)                               78,541     73,893
 Accrued interest receivable                          705        608
 Premises and equipment, net                        1,398      1,307
 Foreclosed real estate                               198        198
 Other assets                                         383        407
                                                  -------     ------
              TOTAL ASSETS                        $88,771    $85,496
                                                  =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Customer deposits                                $71,288    $70,316
 Advances from Federal Home Loan Bank of Des Moines 7,000      5,000
 Advances from borrowers for taxes and insurance      746        620
 Accrued interest payable                             100        299
 Other liabilities                                    363        144
                                                  -------    -------
               TOTAL LIABILITIES                   79,497     76,379

 Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per share,
  1,000,000 authorized, none issued                   ---        ---
 Common stock, $.01 par value per share;
  6,000,000 shares authorized, none issued and
  outstanding at June 30, none issued and outstanding
  at April 30                                         ---        ---
 Paid-in capital                                      ---        ---
 Retained earnings - substantially restricted       9,260      9,096
 Unrealized gain on securities available-for-sale,
  net of taxes                                         14         21
 Unearned ESOP shares                                 ---        ---
                                                  -------      -----
              TOTAL STOCKHOLDERS' EQUITY            9,274      9,117
                                                  -------      -----

              TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                             $88,771    $85,496
                                                  =======    =======

See accompanying notes to Consolidated Financial Statements

               FULTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands)

                                                   Two Months Ended
                                                        June 30,
                                                     1996    1995
                                                     -------------
                                                      (Unaudited)


Interest Income
 Mortgage loans                                     $  974  $  814
 Consumer and other loans                              144     115
 Investment securities                                  43      56
 Interest-earning deposits                               9      33
                                                    ------   -----
                           TOTAL INTEREST INCOME     1,170   1,018

Interest Expense
 Deposits                                              600     509
 Advances from Federal Home Loan Bank of
  Des Moines                                            65      52
                                                    ------   -----
                                                       665     561
                                                    ------   -----
                           NET INTEREST INCOME         505     457

Provision for loan losses                               25    ---
                                                    ------  ------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES      480     457


Noninterest Income
  Loan servicing fees                                   29      11
  Service charges and other fees                        23      24
  Income from foreclosed assets                          3       3
  Other                                                 43      10
                                                      ----    ----
                         TOTAL NONINTEREST INCOME       98      48

Noninterest Expense
  Employee salaries and benefits                       151     148
  Occupancy costs                                       40      29
  Advertising                                            7       5
  Data processing                                       33      25
  Federal insurance premiums                            26      25
  Directors' fees                                       14      13
  Other                                                 45      60
                                                      ----    ----
                       TOTAL NONINTEREST EXPENSE       316     305
                                                      ----    ----
                       INCOME BEFORE INCOME TAXES      262     200

Income Taxes                                            98      74
                                                     -----    ----

                                   NET INCOME       $  164  $  126
                                                    ======  ======

See accompanying notes to Consolidated Financial Statements

               FULTON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)

                                                       Two Months Ended
                                                            June 30,
                                                        1996       1995
                                                        ----------------
                                                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   164   $ 126
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          22      18
    Amortization of premiums and discounts                 (3)    ---
   Provisions for loan losses                             (25)    ---
    Proceeds from sales of loans held for sale          2,466   2,870
   Origination of loans held for sale                    (708) (3,089)
   Stock and patronage dividends                           47     ---
   Change to assets and liabilities
   increasing (decreasing) cash flows
    Accrued interest receivable                           (97)    (32)
    Other assets                                          (24)    (18)
    Accrued interest payable                             (200)   (197)
    Other liabilities                                     223     (88)
                                                        -----   -----
                   NET CASH PROVIDED BY (USED IN)
                           OPERATING ACTIVITIES         1,865    (410)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans originated, net of repayments                 (4,623)    663
  Purchase of premises and equipment                     (111)    (39)
  Expenditures on foreclosed real estate                  ---      (2)
                                                       ------   -----
                   NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES            (4,734)    622

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                972   1,447
  Advances from Federal Home Bank of Des Moines:
      Borrowings                                        2,000     ---
      Repayments                                          ---     ---
 Net increase in advance payments by borrowers
   for taxes and insurance                                127     151
                                                        -----  ------
            NET CASH PROVIDED BY FINANCING ACTIVITIES   3,099   1,598
                                                        -----  ------
                                 NET INCREASE IN CASH     230   1,810

Cash, beginning of period                               2,924   4,188
                                                      ------- -------
                                CASH, END OF PERIOD   $ 3,154 $ 5,998
                                                      ======= =======
See accompanying notes to Consolidated Financial Statements

                  FULTON BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation and Change in fiscal Year-End
-----------------------------------------------------------
The consolidated interim financial statements as of June 30, 1996, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. The financial statements include only the consolidated accounts of Fulton Savings Bank, FSB ("Bank") and its subsidiary. The Company did not engage in any business prior to October 17, 1996, upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1996, interim financial statements. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year. The April 30, 1996, Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. Accordingly, the accompanying statements of income and cash flows include the transition period for the two months from May 1, 1996 to June 30, 1996. The Company will begin reporting on the basis of its new fiscal year-end beginning with the quarter ending December 31, 1996.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------
On October 17, 1996, the Company became the holding company for the Bank upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 1,719,250 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred to date of $642,494 were $16,532,813, inclusive of $1,375,400 related to shares held by the Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.

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

               FULTON BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



NOTE D--Employee Stock Ownership Plan (Continued)
-------------------------------------------------
The Company accounts for its ESOP in accordance with Statement of Position
93-6, Employers' Accounting for Employee Stock Ownership Plans.   Accordingly,
the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance
sheets.   Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and
accrued interest.   ESOP compensation expense was  $-0-  for the two months
ended June 30, 1996.

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

                FULTON BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
-------
Fulton Bancorp, Inc. ("Company") is a Delaware corporation that was organized for the purpose of becoming the holding company for Fulton Savings Bank, FSB ("Bank") upon the Bank's conversion from a federal mutual savings bank to a federal capital stock savings bank. The Bank's conversion was completed on October 17, 1996. The Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans within its market area. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund.

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

On November 13, 1996, the Company changed its fiscal year-end from April 30 to June 30. Thus, this is a transition report for the period May 1, 1996 through June 30, 1996 (the "transition period"). The discussion and analysis included herein covers certain changes in results of operations during the two month period ended June 30, 1996 and 1995, as well as those material changes in liquidity and capital resources that have occurred since April 30, 1996.

The following should be read in conjunction with the Company's Prospectus dated September 6, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Comparison of Financial Condition at June 30 and April 30, 1996
---------------------------------------------------------------
    Assets of the Company increased from $85.5 million at April 30, 1996, to $88.8 million at June 30, 1996, primarily the result of increases in cash and interest-bearing deposits of $230,000 and loans, including loans held for sale, of $2.9 million. The increase in assets was funded by an increase in customer deposits of $1.0 million and additional borrowings from the Federal Home Loan Bank of Des Moines of $2.0 million. Stockholders' equity increased from $9.1 million at April 30, 1996, to $9.3 million at June 30, 1996.

     Nonperforming assets of $516,000 or 0.60% of total assets at April 30, 1996, decreased to $396,000 or 0.45 % of total assets at June 30, 1996.

Comparison of the two months ended June 30, 1996 to the two months ended June 30, 1995
-----------------------------------------------------------------------------
     Net Income. The Company experienced net income of $164,000 for the Transition Period, compared to net income of $126,000 for the two months ended June 30, 1995.

     Net Interest Income. Net interest income was $505,000 for the Transition Period, an increase of $ 48,000 or 11% from $457,000 for the two months June 30, 1995. Interest income increased $152,000 while interest expense increased $104,000.

              FULTON BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)
Comparison of the two months ended June 30, 1996 to the two months ended June 30, 1995
------------------------------------------------------------------------------

     Interest Income.   Interest income increased by $152,000 or 23% from
$1,018,000 for the two months ended June 30, 1995, to $1,170,000 for the two months ended June 30, 1996. Interest income from mortgage loans receivable increased $160,000 from $814,000 for the two months ended June 30, 1995, to $974,000 for the two months June 30, 1996. The increase was due to an increase in mortgage loans and adjustments on adjustable-rate mortgages. Interest income on consumer and other loans increased by $29,000 from $115,000 for the two months ended June 30, 1995, to $144,000 for the two months ended June 30, 1996. The increase was due to an increase in loans and rates on loans. Interest and dividend income on investment securities decreased $13,000 from $56,000 for the two months ended June 30, 1995, to $43,000 for the two months ended June 30, 1996. This decrease was due to a decrease in investments. Interest income on interest- bearing deposits decreased $24,000 from $33,000 for the two months ended June 30, 1995, to $9,000 for the two months ended June 30, 1996. This decrease was due to the funds in interest-earning deposits used to fund loan demands.

     Interest Expense. Interest expense increased $104,000 from $561,000 for the two months ended June 30, 1995, to $665,000 for the Transition Period. The increase results from increased rates and a higher average deposit base during the conversion process which was completed on October 17, 1996.

     Provision for Loan Losses.  Provision for loan losses increased by
$25,000 for the two months ended June 30, 1996.   The Company recorded  no
provision for loan losses for the two months ended June 30, 1995. The provision was larger in 1996 primarily because of the increase in the size of the loan portfolio. Accordingly, the Bank's allowance for loan losses increased from $782,000 at April 30, 1996 to $800,000 at June 30, 1996.

     Noninterest Income. Noninterest income increased $50,000 from $48,000 for the two months ended June 30, 1995, to $98,000 for the Transition Period. Loan servicing fees increased $18,000 from servicing a larger loan servicing portfolio. Other income increased $33,000 resulting primarily from the Company's gain on the sale of it's data processing company in the amount of $41,000.

     Noninterest Expense.   Noninterest expense increased $11,000 or 4% from
$305,000 for the two months ended June 30, 1995, to $316,000 for the two months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------
The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At June 30, 1996, FHLB advances totaled $7,000,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1996, the Bank had approved loan commitments totaling $2.8 million and had undisbursed loans in process of $4,179,000.

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

             FULTON BANCORP, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Continued)

Liquidity and Capital Resources (Continued)

At June 30, 1996, certificates of deposit amounted to $56.0 million or 78.5% of total deposits, including $21.9 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 7.74% at June 30, 1996. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at June 30, 1996.

                                              Percent of Adjusted
                                             Amount    Total Assets
                                             ----------------------
                                                  (Unaudited)

Tangible capital                             $ 9,260     10.4%
Tangible capital requirement                   1,332      1.5
                                             -------    -----
                                    EXCESS   $ 7,928      8.9%
                                             =======    =====

Core capital                                 $ 9,260     10.4%
Core capital requirement                       2,664      3.0
                                             -------    -----
                                    EXCESS   $ 6,596      7.4%
                                             =======    =====
Risk-based capital                           $ 9,712     18.2%
Risk-based capital requirement                 4,262      8.0
                                             -------    -----
                                    EXCESS   $ 5,450     10.2%
                                             =======    =====

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

Exhibit 27 -- Financial Information Data

                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FULTON BANCORP, INC


     Date   12/30/96                        By: /s/ Kermit D. Gohring
            --------                            -------------------------
                                                Kermit D. Gohring
                                                President


     Date  12/30/96                         By: /s/ Bonnie K. Smith
           --------                             -------------------------
                                                Bonnie K. Smith
                                                Secretary - Treasurer
                                                 (Principal Accounting
                                                 Officer)