Form 10QSB
period 1996-12-31
FULTON BANCORP INC
filed 1997-02-14
CIK 1017952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending December 31, 1996

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

    Commission File Number           0-21273
                                    ---------

                             Fulton Bancorp, Inc.
                             --------------------
                        (Exact name of small business
                      issuer as specified in its charter)

          Delaware                                  43-1754577
---------------------------------               -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

  410 Market Street, Fulton, MO                       65251
---------------------------------               -------------------
(Address of principal executive offices)            (Zip Code)

      573-682-6617
---------------------------------
(Registrant's telephone number)

                                     None
                     ------------------------------------------
                      (Former name, former address and former
                     fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No
                               -------      -------

As of February 10, 1997, there were 1,719,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                           Yes           No     X
                               -------      -------

                             FULTON BANCORP, INC. AND SUBSIDIARY
                                         FORM 10-QSB
                                      DECEMBER 31, 1996

INDEX                                                                    PAGE
-----                                                                    ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                            1

  CONSOLIDATED STATEMENTS OF INCOME                                         2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                     3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         7-10


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                                 11

ITEM 2 - CHANGES IN SECURITIES                                             11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                 11

ITEM 5 - OTHER INFORMATION                                                 11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  11

SIGNATURES

                             FULTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Dollars in thousands)

                                                      December 31,    June 30,
                                                          1996          1996
                                                      ------------    --------
                                                             (Unaudited)

ASSETS

 Cash, including interest-bearing accounts of $5,637
  at December 31, 1996 and $1,306 at June 30, 1996      $ 7,344       $ 3,154
 Investment securities, available-for-sale                3,405         3,207
 Stock in Federal Home Loan Bank of Des Moines              637           637
  Loans held for sale                                     1,537           548
 Loans receivable (allowance for loan losses of $811
  at December 31, 1996 and $800 at June 30, 1996)        84,141        78,541
 Accrued interest receivable                                679           705
 Premises and equipment                                   1,510         1,398
 Foreclosed real estate                                     198           198
 Other assets                                                11           383
                                                        -------       -------
                                     TOTAL ASSETS       $99,462       $88,771
                                                        =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                               $67,726       $71,288
 Advances from Federal Home Loan Bank of Des Moines       6,500         7,000
 Advances from borrowers for property taxes and
  insurance                                                 303           746
 Accrued interest payable                                    89           100
 Other liabilities                                          159           363
                                                        -------       -------
                                TOTAL LIABILITIES        74,777        79,497

Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per share,
  1,000,000 authorized, none issued                         ---           ---
 Common stock, $.01 par value per share,
  6,000,000 shares authorized,
  1,719,250 issued and outstanding at
  December 31, none issued and outstanding
  at June 30                                                 17           ---
 Paid-in capital                                         16,546           ---
 Retained earnings - substantially restricted             9,458         9,260
 Unrealized gain on securities available-for-sale,
  net of taxes                                                5            14
 Unearned ESOP shares                                    (1,341)          ---
                                                        -------       -------
                       TOTAL STOCKHOLDERS' EQUITY        24,685         9,274
                                                        -------       -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $99,462       $88,771
                                                        =======       =======

See accompanying notes to Consolidated Financial Statements

                             FULTON BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in thousands, except per share amounts)

                                         Three Months Ended   Six Months Ended
                                            December 31,        December 31,
                                          1996      1995       1996     1995
                                         ------------------   ----------------
                                                      (Unaudited)

Interest Income
 Mortgage loans                          $1,461    $1,190     $2,840   $2,377
 Consumer and other loans                   213       193        426      389
 Investment securities                       86        67        148      146
 Interest-earning deposits                  182        62        204      126
                                         ------    ------     ------   ------
                TOTAL INTEREST INCOME     1,942     1,512      3,618    3,038

Interest Expense
 Deposits                                   909       882      1,826    1,777
 Advances from Federal Home Loan Bank
  of Des Moines                             112        78        237      157
                                         ------    ------     ------   ------
                                          1,021       960      2,063    1,934
                                         ------    ------     ------   ------
                  NET INTEREST INCOME       921       552      1,555    1,104

Provision for loan losses                   ---        25        ---       25
                                         ------    ------     ------   ------
            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES       921       527      1,555    1,079


Non-interest Income
  Loan servicing fees                        79        72        158      139
  Service charges and other fees             35        30         68       61
  Income (loss) from foreclosed assets       (6)       (2)         6        1
  Other                                       6         3         19       64
                                         ------    ------     ------   ------
            TOTAL NON-INTEREST INCOME       114       103        251      265

Non-interest Expense
  Employee salaries and benefits            299       224        525      415
  Occupancy costs                            87        59        148      110
  Advertising                                15         7         29       11
  Data processing                            48        30         92       70
  Federal insurance premiums                 41        39        495       76
  Directors' fees                            21        22         43       46
  Other                                      75        91        165      156
                                         ------    ------     ------   ------
           TOTAL NON-INTEREST EXPENSE       586       472      1,497      884
                                         ------    ------     ------   ------
           INCOME BEFORE INCOME TAXES       449       158        309      460

Income Taxes                                164        63        111      175
                                         ------    ------     ------   ------
                           NET INCOME    $  285    $   95     $  198   $  285
                                         ======    ======     ======   ======

Net Income Per Share                     $ 0.18        *      $ 0.13      *
                                         ======    ======     ======   ======

*Operating as Fulton Savings Bank, FSB, a mutual institution.

See accompanying notes to Consolidated Financial Statements

                             FULTON BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                           Six Months Ended
                                                              December 31,
                                                            1996       1995
                                                           -----------------
                                                             (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $    198   $    285
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               85         70
    Amortization of premiums and discounts                      (8)         1

   Provisions for loan losses                                  ---         25
    Proceeds from sales of loans held for sale              13,781     12,408
   Origination of loans held for sale                      (14,769)   (14,140)
   Stock and patronage dividends                               ---        (33)
    ESOP shares released                                        49        ---
   Change to assets and liabilities increasing
    (decreasing) cash flows
     Accrued interest receivable                                25        (75)
     Other assets                                              (37)        52
     Accrued interest payable                                  (11)        35
     Other liabilities                                        (199)        20
                                                          --------   --------
                                          CASH USED IN
                                  OPERATING ACTIVITIES       ( 886)   (1,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
    Available-for-sale                                       1,000        200
  Purchase of securities available-for-sale                 (1,203)
  Loans originated, net of repayments                       (5,601)    (3,844)
  Purchase of premises and equipment                          (198)      (107)
  Carrying value of other real estate investment disposal      409        ---
                                                          --------   --------
                 NET CASH USED IN INVESTING ACTIVITIES      (5,593)    (3,751)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       (3,562)     1,768
  Advances from Federal Home Bank of Des Moines:
   Borrowings                                                9,000        ---
   Repayments                                               (9,500)       ---
 Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                       (443)      (474)
Proceeds from sale of common stock                          16,549        ---
 Loan to ESOP                                               (1,375)       ---
                                                          --------   --------
             NET CASH PROVIDED BY FINANCING ACTIVITIES      10,669      1,294
                                                          --------   --------
                       NET INCREASE (DECREASE) IN CASH       4,190     (3,809)

Cash, beginning of period                                    3,154      5,998
                                                          --------   --------
                                   CASH, END OF PERIOD    $  7,344   $  2,189
                                                          ========   ========
See accompanying notes to Consolidated Financial Statements

                             FULTON BANCORP, INC. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 1996, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1996, interim financial statements. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results for the full year.


NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------

On October 17, 1996, the Company became the holding company for Fulton Savings Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 1,719,250 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $643,370 was $16,549,130, inclusive of $1,375,400 related to shares held by the Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any quarter prior to December 31, 1996, since the Company had no stockholders prior to the initial stock offering completed October 17, 1996. Earnings per share is presented for December 31, 1996, based on the average shares issued and outstanding during the period.


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

                             FULTON BANCORP, INC. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)
-------------------------------------------------

The Company accounts for its ESOP in accordance with Statement of Position
93-6, Employers' Accounting for Employee Stock Ownership Plans.   Accordingly,
the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance
sheets.   Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $49,000 for the three and six months ended December 31, 1996.

A summary of ESOP shares at December 31, 1996, is as follows:

 Shares committed for release                                  3,458

 Unreleased shares                                           134,082
                                                             -------
                                               TOTAL         137,540
                                                             =======
Fair value of unreleased shares                           $2,061,511
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


Note F--Change in Fiscal Year-End
---------------------------------

On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. The Company begins reporting on the basis of its new fiscal year-end beginning with the quarter ending December 31, 1996.

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

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives on its loan and investments portfolio, and its cost of funds, which consists of interest paid on deposits and borrowings. The Company's operating results are also affected by the level of non-interest income and expenses. Non-interest income consists primarily of loan servicing fees and service charges and other fees. Non-interest expenses include employee salaries and benefits, occupancy costs, deposit insurance premiums, data processing expenses and other operating costs.

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

The discussion and analysis included herein covers certain changes in results of operations during the three and six month periods ended December 31, 1996 and 1995, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1996.

The following should be read in conjunction with the Company's Prospectus dated September 6, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Comparison of Financial Condition at December 31 and June 30, 1996
------------------------------------------------------------------

    Assets of the Company increased from $88.8 million at June 30, 1996, to $99.5 million at December 31 1996, primarily the result of the public stock offering. Cash and interest-bearing deposits increased $4.2 million and loans, including loans held for sale, increased $6.6 million as the Company was able to lend a portion of offering proceeds. Deposits of the Company decreased $3.6 million from $71.3 million at June 30, 1996, to $67.7 million at December 31, 1996. Advances from Federal Home Loan Bank of Des Moines decreased $0.5 to $6.5 million. Stockholders' equity increased from $9.3 million at June 30, 1996, to $24.7 million at December 31, 1996.

     Nonperforming assets of $396,000 or 0.45% of total assets at June 30, 1996, increased to $730,000 or 0.73 % of total assets at December 31, 1996.

Comparison of the three months ended December 31, 1996 to the three months
--------------------------------------------------------------------------
  ended December 31, 1995
  -----------------------
     Net Income. The Company experienced net income of $285,000 for the quarter ended December 31, 1996, compared to net income of $95,000 for the quarter ended December 31, 1995. The increase primarily results from investment of the conversion proceeds in new loans and interest earning assets.

                             FULTON BANCORP, INC. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         (Continued)

Comparison of the three months ended December 31, 1996 to the three months
--------------------------------------------------------------------------
ended December 31, 1995 (Continued)
-----------------------------------

     Net Interest Income. Net interest income was $921,000 for the quarter ended December 31, 1996, an increase of $369,000 or 67% from $552,000 for the quarter ended December 31, 1995. Interest income increased $430,000 while interest expense increased $61,000.

     Interest Income.   Interest income increased by $430,000 or 28% from
$1,512,000 for the quarter ended December 31, 1995, to $1,942,000 for the quarter ended December 31, 1996. Interest income from mortgage loans receivable increased $271,000 from $1,190,000 for the quarter ended December 31, 1995, to $1,461,000 for the quarter ended December 31, 1996. The increase was due to an increase in mortgage loans and adjustments on adjustable-rate mortgages. Interest income on interest-bearing deposits increased $120,000 from $62,000 for the quarter ended December 31, 1995, to $182,000 for the quarter ended December 31, 1996. This increase was due to the investment of a portion of the proceeds from the public offering in interest-bearing deposits.

     Interest Expense. Interest expense increased $61,000 from $960,000 for the quarter ended December 31, 1995, to $1,021,000 for the quarter ended December 31, 1996. The increase results from increased rates on higher average deposit base during the conversion process which was completed on October 17, 1996, and an increase the average balance of advances from Federal Home Loan Bank of Des Moines.

    Provision for Loan Losses. There was no provision for loan losses during the quarter ended December 31, 1996, as compared to $25,000 provision for the quarter ended December 31, 1995. During the quarter ended December 31, 1996, management considered the allowance for loan losses to be adequate to provide for estimated loan losses.

     Non-interest Income. Non-interest income for the quarter ended December 31, 1996, increased $11,000 from $103,000 for the quarter ended December 31, 1995, to $114,000 for the quarter ended December 31, 1996. Loan servicing fees and service charges and other fees increased $7,000 and $5,000, respectively for the quarter.

     Non-interest Expense.   Non-interest expense increased $114,000 or 24%
from $472,000 for the quarter ended December 31, 1995, to $586,000 for the quarter ended December 31, 1996. The increase was primarily due increases in employee salaries and benefits of $75,000, occupancy costs of $28,000, data processing of $18,000 and a decrease in other non-interest expenses of $16,000.

Comparison of the six months ended December 31, 1996, to the six months ended
-----------------------------------------------------------------------------
December 31, 1995
-----------------

     Net Income. Net income for the six months ended December 31, 1996, decreased $87,000 from $285,000 for the six months ended December 31, 1995 to $198,000 for the six months ended December 31, 1996. The decrease was primarily due to the $427,000 one-time SAIF assessment. Without the one-time SAIF assessment, net income for the six months ended December 31, 1996, would have been $467,000, or $0.29 per share.

     Net Interest Income. Net interest income was $1,555,000 for the six months ended December 31, 1996, an increase of $451,000 from the net interest
income of $1,104,000 for the six months ended December 31, 1995.   Total
interest income and interest expense increased $580,000 and $129,000, respectively, for the six months ended December 31, 1996.

                             FULTON BANCORP, INC. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         (Continued)

Comparison of the six months ended December 31, 1996, to the six months ended
-----------------------------------------------------------------------------
December 31, 1995 (Continued)
-----------------------------

     Interest Income. Total interest income increased $580,000 from $3,038,000 for the six months ended December 31, 1995, to $3,618,000 for the six months ended December 31, 1996. The increase was due primarily from increases in interest income on mortgage loans, consumer and other loans and investment of a portion of the conversion proceeds in interest-bering deposits. The interest income from mortgage loans increased by $463,000 from $2,377,000 for the six months ended December 31, 1995, to $2,840,000 for the six months ended December 31, 1996. This increase was primarily due to an increase in loan rates and adjustments on adjustable-rate mortgages. The interest income on consumer and other loans increased $37,000 from $389,000 for the six months ended December 31, 1995, to $426,000 for the six months ended December 31,1996. This increase was due to an increase in loans and rates on loans.

     Interest income on interest-earning deposits increased $78,000 from $126,000 for the six months ended December 31, 1995, to $204,000 for the six months ended December 31, 1996, primarily due to the investment of proceeds from the public offering.

     Interest Expense. Interest expense on deposits increased $49,000 from $1,777,000 for the six months ended December 31, 1995, to $1,826,000 for the six months ended December 31, 1996. The increase was due primarily to higher customer deposits for most of the six months ended December 31, 1996, which, in turn, was due to interest in the conversion and stock offering. Interest on advances from Federal Home Loan Bank of Des Moines increased $80,000 from $157,000 for the six months ended December 31, 1995, to $237,000 for the six months ended December 31, 1996, resulting from additional borrowings to meet liquidity and loan demands.

     Provision for Loan Losses. Provision for loan losses increased by $25,000 for the six months ended December 31, 1995. The Company recorded no provision for loan losses for the six months ended December 31, 1996.

     Non-interest Income.   Non-interest income decreased by $14,000 from
$265,000 for the six months ended December 31, 1995, to $251,000 for the six months ended December 31, 1996. The decrease was primarily from a $47,000 patronage dividend received in the six months ended December 31, 1995, and no patronage dividend received in the six months ended December 31, 1996. Loan servicing fees increased $19,000 from $139,000 for the six months ended December 31, 1995, to $158,000 for the six months ended December 31, 1996 from servicing a larger servicing portfolio.

     Non-interest Expense. Non-interest expense increased by $613,000 from $884,000 for the six months ended December 31, 1995, to $1,497,000 for the six months ended December 31, 1996. Federal insurance premiums increased $419,000 from the one-time SAIF assessment. Employee salaries and benefits increased by $110,000, occupancy costs increased $38,000, advertising costs increased $18,000, data processing costs increased $22,000 and other increased $9,000.

Liquidity and Capital Resources
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At December 31, 1996, FHLB advances totaled $6,500,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1996, the Bank had approved loan commitments totaling $1.8 million and had undisbursed loans in process of $7.8 million.

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

At December 31, 1996, certificates of deposit amounted to $52.9 million or 78.2% of total deposits, including $34.1 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 12.85% at December 31, 1996. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at December 31, 1996.

                                                          Percent of Adjusted
                                                  Amount  Total Assets
                                                  ---------------------------
                                                          (Unaudited)

Tangible capital                                 $16,209      16.3%
Tangible capital requirement                       1,493       1.5
                                                 -------      ----
                                        EXCESS   $14,716      14.8%
                                                 =======      ====

Core capital                                     $16,209      16.3%
Core capital requirement                           2,985       3.0
                                                 -------      ----
                                        EXCESS    13,224      13.3%
                                                 =======      ====

Risk-based capital                               $16,936      29.1
Risk-based capital requirement                     4,654       8.0
                                                 -------      ----
                                        EXCESS   $12,282      21.1%
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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Report on Form 8-K
 ------------------
    The Company filed a Form 8-K on December 3, 1996, reporting under Item 8 the change in its fiscal year-end.

 Exhibits
 --------
    27 -- Financial Data Schedule

                                         SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FULTON BANCORP, INC


   Date   02/13/97                    By: /s/ Kermit D. Gohring
        -------------                    -------------------------------
                                         Kermit D. Gohring
                                         President



   Date   02/13/97                    By: /s/ Bonnie K. Smith
        --------------                    ------------------------------
                                          Bonnie K. Smith
                                          Secretary - Treasurer
                                          (Principal Accounting Officer)