Form 10QSB
period 1997-03-31
FULTON BANCORP INC
filed 1997-05-15
CIK 1017952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 1997

                                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number           0-21273

                              Fulton Bancorp, Inc.
                          (Exact name of small business
                       issuer as specified in its charter)

  Delaware                                       43-1754577
(State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)             Identification No.)

 410 Market Street, Fulton, MO                        65251
(Address of principal executive offices)           (Zip Code)

      573-682-6617
(Registrant's telephone number)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   [X]     No [ ]

As of May 9, 1997, there were 1,719,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                               Yes   [ ]      No    [X]

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QBS
                                 March 31, 1997

INDEX                                                                PAGE
-----                                                                ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                       1

  CONSOLIDATED STATEMENTS OF INCOME                                    2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                    7-10


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                            11

ITEM 2 - CHANGES IN SECURITIES                                        11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS            11

ITEM 5 - OTHER INFORMATION                                            11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             11

SIGNATURES

                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)



                                                            March 31,   June 30,
                                                              1997        1996
                                                            ---------   --------
                                                                  (Unaudited)

ASSETS

  Cash, including interest-bearing accounts of $8,172
   at March 31, 1997 and $1,306 at June 30, 1996             $10,019     $ 3,154
  Investment securities, available-for-sale                    1,890       3,207
  Stock in Federal Home Loan Bank of Des Moines                  637         637
  Loans held for sale                                            745         548
  Loans receivable (allowance for loan losses of
   $861 at March 31, 1997 and $800 at June 30, 1996)          83,703      78,541
  Accrued interest receivable                                    704         705
  Premises and equipment                                       1,509       1,398
  Foreclosed real estate                                         198         198
  Other assets                                                    59         383
                                                            --------    --------
                                              TOTAL ASSETS   $99,464     $88,771
                                                             =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                    $67,096    $71,288
  Advances from Federal Home Loan Bank of Des Moines            6,500      7,000
  Advances from borrowers for property taxes and insurance        531        746
  Accrued interest payable                                        130        100
  Other liabilities                                               332        363
                                                             --------    -------
                                          TOTAL LIABILITIES    74,589     79,497

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value per share, 1,000,000
    authorized, none issued                                       ---        ---
  Common stock, $.01 par value per share, 6,000,000 shares
    authorized, 1,719,250 issued and outstanding at March 31,
    none issued and outstanding at June 30                          17       ---
  Paid-in capital                                               16,570       ---
  Retained earnings - substantially restricted                   9,599     9,260
  Unrealized gain (loss) on securities available-for-sale,
    net of taxes                                                    (5)       14
  Unearned ESOP shares                                          (1,306)      ---
                                                                ------- --------
                                 TOTAL STOCKHOLDERS' EQUITY      24,875    9,274
                                                                ------- --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $99,464  $88,771
                                                                =======  =======

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                      Three Months Ended       Nine Months Ended
                                         March 31,                  March 31,
                                        1997       1996         1997      1996
                                    ----------------------  --------------------
                                                     (Unaudited)

INTEREST INCOME
  Mortgage loans                       $1,512      $1,301      $4,352    $3,678
  Consumer and other loans                205         202         631       591
  Investment securities                    56          69         204       215
  Interest-earning deposits                92          20         296       146
                                      -------     -------     -------    ------
               TOTAL INTEREST INCOME    1,865       1,592       5,483     4,630

INTEREST EXPENSE
  Deposits                                863         882       2,689     2,659
  Advances from Federal Home Loan
    Bank of Des Moines                    100          81         337       238
                                       ------      ------      ------    ------
                                          963         963       3,026     2,897
                                       ------      ------      ------    ------
                 NET INTEREST INCOME      902         629       2,457     1,733

Provision for loan losses                  60         ---          60        25
                                       ------     -------     -------   -------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES      842         629       2,397     1,708


NON-INTEREST INCOME
   Loan servicing fees                     82          73         240       212
   Service charges and other fees          34          34         102        95
   Income from foreclosed assets            2           5           8         6
   Other                                    7          15          26        79
                                       ------      ------     -------   -------
           TOTAL NON-INTEREST INCOME      125         127         376       392

NON-INTEREST EXPENSE
   Employee salaries and benefits         295         237         820       652
   Occupancy costs                         57          43         205       153
   Advertising                             11           9          40        20
   Data processing                         46          44         138       114
   Federal insurance premiums               4          36         499       112
   Directors' fees                         22          21          65        67
   Other                                  172          99         337       255
                                       ------      ------      ------    ------
          TOTAL NON-INTEREST EXPENSE      607         489       2,104     1,373
                                       ------      ------      ------    ------
          INCOME BEFORE INCOME TAXES      360         267         669       727

Income Taxes                              134          95         245       270
                                      -------     -------     -------   -------

                         NET INCOME   $   226     $   172     $   424   $   457
                                      =======     =======     =======   =======

Net Income Per Share                  $  0.14        *        $  0.27       *
                                      =======     =======     =======   =======

*Operating as Fulton Savings Bank, FSB, a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                               Nine Months Ended
                                                                   March 31,
                                                               1997       1996
                                                              -----------------
                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   424     $   457
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              120          99
    Amortization of premiums and discounts                      (9)        ---
    Provisions for loan losses                                  60          25
    Proceeds from sales of loans held for sale              18,681      17,625
    Origination of loans held for sale                     (18,878)    (19,085)
    Stock and patronage dividends                              ---         (45)
    ESOP shares released                                        69         ---
    Change to assets and liabilities increasing
      (decreasing) cash flows
      Accrued interest receivable                              ---         (73)
      Other assets                                             (90)        (15)
      Accrued interest payable                                  30          40
      Other liabilities                                        (20)         37
                                                         ---------   ---------
                        NET CASH PROVIDED BY (USED
                        IN) OPERATING ACTIVITIES               387        (935)
                                                         ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
     Available-for-sale                                      2,500       1,201
   Purchase of securities available-for-sale                (1,203)        ---
   Loans originated, net of repayments                      (5,222)     (6,669)
   Purchase of premises and equipment                         (226)       (211)
   Expenditures on foreclosed real estate                      ---          (1)
   Carrying value of other real estate investment disposal     409         ---
                                                          --------    --------
              NET CASH USED IN INVESTING ACTIVITIES         (3,742)     (5,680)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                      (4,192)      3,990
   Advances from Federal Home Bank of Des Moines:
    Borrowings                                              11,500         ---
    Repayments                                             (12,000)        ---
   Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                      (214)       (276)
   Proceeds from sale of common stock                       16,587         ---
   Loan to ESOP                                             (1,375)        ---
   Dividends paid                                              (86)        ---
                                                          --------  ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES        10,220       3,714
                                                          --------  ----------
           NET INCREASE (DECREASE) IN CASH                   6,865      (2,901)
   Cash, beginning of period                                 3,154       5,998
                                                          --------    --------
   CASH, END OF PERIOD                                     $10,019    $  3,097
                                                           =======    ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation

The consolidated interim financial statements as of March 31, 1997, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1997, interim financial statements. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.


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


NOTE C--Earnings Per Share

Earnings per share data is not relevant for any quarter prior to December 31, 1996, since the Company had no stockholders prior to the initial stock offering completed October 17, 1996. Earnings per share is presented for the quarter and nine months March 31,1997, based on the average shares issued and outstanding during the period.


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

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $58,000 for the three months ended March 31, 1997 and $107,000 for the nine months ended March 31, 1997.

A summary of ESOP shares at March 31, 1997, is as follows:

  Shares allocated                                         3,458

  Shares released for allocation                           3,458

  Unreleased shares                                      130,624
                                                         -------

                                                 TOTAL   137,540
                                                         =======

Fair value of unreleased shares                       $2,334,904
                                                      ==========


NOTE E--Accounting Changes

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

The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective May 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Bank considers all one-to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. In June 1996, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

SFAS No. 125 extends the "available for sale" or "trading" approach in SFAS No. 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS No. 125 also amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

SFAS No. 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls", (vi) loan syndications and participations,
(vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS No. 125 approach to certain nonsecurity financial assets and the amendment of SFAS No. 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Company does not expect the adoption of SFAS No.
125 will have a material effect on the Company's financial position or results of operations.


Note F--Change in Fiscal Year-End

On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. The Company began reporting on the basis of its new fiscal year-end with the quarter ended December 31, 1996.

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

On September 30, 1996, the Bank recorded the effect of a one-time special assessment to be paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"). The assessment was 0.657% of assessable deposits as of March 31, 1995, which for the Bank totalled $427,000. The assessment was designed to recapitalize the SAIF and permit the eventual merger of the SAIF with the Bank Insurance Fund. As a result of the recapitalization of the SAIF, the Bank's deposit insurance premiums were reduced to $0.065 per $100 of deposits beginning January 1, 1997.

The discussion and analysis included herein covers certain changes in results of operations during the three and nine month periods ended March 31, 1997 and 1996, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1996.

The following should be read in conjunction with the Company's Prospectus dated September 6, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31 1997 AND JUNE 30, 1996

     Assets of the Company increased from $88.8 million at June 30, 1996, to $99.5 million at March 31 1996, primarily as the result of the public stock offering. Cash and interest-bearing deposits increased $6.9 million and loans, including loans held for sale, increased $5.4 million as the Company was able to lend a portion of offering proceeds. Deposits of the Company decreased $4.2 million from $71.3 million at June 30, 1996, to $67.1 million at March 31, 1997, due in part from customers using amounts from their deposits accounts to purchase stock at the conversion. Advances from Federal Home Loan Bank of Des Moines decreased $0.5 million to $6.5 million. Stockholders' equity increased from $9.3 million at June 30, 1996, to $24.9 million at March 31, 1997.

     Nonperforming assets of $396,000 or 0.45% of total assets at June 30, 1996, increased to $400,000 or 0.40% of total assets at March 31, 1997.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997, TO THE THREE MONTHS ENDED MARCH 31, 1996

     NET INCOME. The Company experienced net income of $226,000 for the quarter ended March 31, 1997, compared to net income of $172,000 for the quarter ended March 31, 1996. The increase primarily results from investment of the conversion proceeds in new loans and interest-earning assets.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997, TO THE THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)

     NET INTEREST INCOME. Net interest income was $902,000 for the quarter ended March 31, 1997, an increase of $273,000 or 43% from $629,000 for the quarter ended March 31, 1996. Interest income increased $273,000 while interest expense was $963,000 for the quarter ended March 31, 1997 and March 31, 1996, respectively.

     INTEREST INCOME. Interest income increased by $273,000 or 17% from $1,592,000 for the quarter ended March 31, 1996, to $1,865,000 for the quarter ended March 31, 1997. Interest income from mortgage loans receivable increased $211,000 from $1,301,000 for the quarter ended March 31, 1996, to $1,512,000 for the quarter ended March 31, 1997. The increase was due to an increase in mortgage loans and adjustments on adjustable-rate mortgages. Interest income on interest-bearing deposits increased $72,000 from $20,000 for the quarter ended March 31, 1996, to $92,000 for the quarter ended March 31, 1997. This increase was due to the investment of a portion of the proceeds from the public offering in interest-bearing deposits.

     INTEREST EXPENSE. Interest expense was $963,000 for the quarter ended March 31, 1996 and 1997, respectively. Interest expense on deposits decreased by $19,000 or 2.2% from $882,000 for the quarter ended March 31, 1996 to $863,000 for the quarter ended March 31, 1997, while interest expense on advances from Federal Home Loan Bank of Des Moines increased by $19,000 or 23.5% from $81,000 for the quarter ended March 31, 1996, to $100,000 for the quarter ended March 31, 1997.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses during the quarter ended March 31, 1996, as compared to a $60,000 provision for loan losses for the quarter ended March 31, 1997. The Company provided a monthly provision of $20,000 during the quarter to increase the allowance for loan losses because of the increase in loans receivable.

     NON-INTEREST INCOME. Non-interest income for the quarter ended March 31, 1997, decreased $2,000 from $127,000 for the quarter ended March 31, 1996, to $125,000 for the quarter ended March 31, 1997. Loan servicing fees increased $9,000 while income from foreclosed assets decreased $3,000 and other non-interest income decreased $8,000.

     NON-INTEREST EXPENSE. Non-interest expense increased $118,000 or 24% from $489,000 for the quarter ended March 31, 1996, to $607,000 for the quarter ended March 31, 1997. The increase was primarily due to increases in employee salaries and benefits of $58,000, which resulted primarily resulting from implementation of the ESOP plan, in occupancy costs of $14,000, and in other expenses of $73,000, which primarily related to operating as a public company.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997, TO THE NINE MONTHS ENDED MARCH 31, 1996

     NET INCOME. Net income for the nine months ended March 31, 1997, decreased $33,000 from $457,000 for the nine months ended March 31, 1996 to $424,000 for the nine months ended March 31, 1997. The decrease was primarily due to the $427,000 one-time SAIF assessment. Without the one-time SAIF assessment, net income for the nine months ended March 31, 1997, would have been $693,000, or $0.44 per share.

     NET INTEREST INCOME. Net interest income was $2,457,000 for the nine months ended March 31, 1997, an increase of $724,000 from net interest income of $1,733,000 for the nine months ended March 31, 1996. Total interest income and interest expense increased $853,000 and $129,000, respectively, for the nine months ended March 31, 1997.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997, TO THE NINE MONTHS ENDED MARCH 31, 1996 (CONTINUED)

     INTEREST INCOME. Total interest income increased $853,000 from $4,630,000 for the nine months ended March 31, 1996, to $5,483,000 for the nine months ended March 31, 1997. The increase was due primarily from increases in interest income on mortgage loans, consumer and other loans and investment of a portion of the conversion proceeds in interest-bearing deposits. The interest income from mortgage loans increased by $674,000 from $3,678,000 for the nine months ended March 31, 1996, to $4,352,000 for the nine months ended March 31, 1997. This increase was primarily due to an increase in loan rates and adjustments on adjustable-rate mortgages. The interest income on consumer and other loans increased $40,000 from $591,000 for the nine months ended March 31, 1996, to $631,000 for the nine months ended March 31,1996. This increase was due to an increase in loans and rates on loans.

     Interest income on interest-earning deposits increased $150,000 from $146,000 for the nine months ended March 31, 1996, to $296,000 for the nine months ended March 31, 1997, primarily due to the investment of proceeds from the public offering.

     INTEREST EXPENSE. Interest expense on deposits increased $30,000 from $2,659,000 for the nine months ended March 31, 1996, to $2,689,000 for the nine months ended March 31, 1997. The increase was due primarily to higher customer deposits for most of the nine months ended March 31, 1997, which, in turn, was due to community interest in the conversion and stock offering. Interest on advances from Federal Home Loan Bank of Des Moines increased $99,000 from $238,000 for the nine months ended March 31, 1996, to $337,000 for the nine months ended March 31, 1997, resulting from additional borrowings to meet liquidity and loan demands.

     PROVISION FOR LOAN LOSSES. Provision for loan losses increased by $60,000 for the nine months ended March 31, 1997, compared to $25,000 for the nine months ended March 31, 1996. The Company provided a monthly provision of $20,000 during the quarter to increase the allowance for loan losses because of the increase in loans receivable

     NON-INTEREST INCOME. Non-interest income decreased by $16,000 from $392,000 for the nine months ended March 31, 1996, to $376,000 for the nine months ended March 31, 1997. The decrease was primarily from a $47,000 patronage dividend received in the nine months ended March 31, 1996, and no patronage dividend received in the nine months ended March 31, 1997 and loan servicing fees increasing $28,000 from $212,000 for the nine months ended March 31, 1996, to $240,000 for the nine months ended March 31, 1997 from servicing a larger servicing portfolio.

     NON-INTEREST EXPENSE. Non-interest expense increased by $731,000 from $1,373,000 for the nine months ended March 31, 1996, to $2,104,000 for the nine months ended March 31, 1997. Federal deposit insurance premiums increased $387,000 from the one-time SAIF assessment. Employee salaries and benefits increased by $168,000, primarily resulting form implementation of the ESOP plan; occupancy costs increased $52,000; advertising costs increased $20,000; data processing costs increased $24,000; and, other non-interest expense increased $82,000, primarily related to operating as a public company.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At March 31, 1997, FHLB advances totaled $6,500,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At March 31, 1997, the Bank had approved loan commitments totaling $3.3 million and had undisbursed loans in process of $7.8 million.

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

At March 31, 1997, certificates of deposit amounted to $67.1 million or 77.9% of total deposits, including $21.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 13.00% at March 31, 1997. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at March 31, 1997.

                                                 Percent of Adjusted
                                       Amount           Total Assets
                                       -----------------------------
                                                 (Unaudited)

Tangible capital                      $16,267                16.4%
Tangible capital requirement            1,492                 1.5
                                      -------                -----

                           EXCESS     $14,775                14.7%
                                      =======                 ====

Core capital                          $16,267                16.4%
Core capital requirement                2,984                 3.0
                                     --------                -----

                           EXCESS     $13,283                13.4%
                                      =======                 ====

Risk-based capital                    $16,990                29.4%
Risk-based capital requirement          4,631                 8.0
                                     --------                -----

                           EXCESS     $12,359                21.4%
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

  Exhibits
     27 -- Financial Data Schedule

                               SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  FULTON BANCORP, INC


Date: May 14, 1997                           By:/s/KERMIT D. GOHRING
                                                ---------------------
                                                Kermit D. Gohring
                                                President



Date: May 14, 1997                           By:/s/BONNIE K. SMITH
                                                ------------------
                                                Bonnie K. Smith
                                                Secretary - Treasurer
                                                (Principal Accounting Officer)