Form 10KSB40
period 1997-06-30
FULTON BANCORP INC
filed 1997-09-26
CIK 1017952

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended June 30, 1997

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number: 0-21273

                                   FULTON BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                          43-1754577
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           I.D. Number)

410 Market Street, Fulton, Missouri                              65251
---------------------------------------------              -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (573) 642-6618
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                           -------------------
Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $.01 per share
                                        --------------------------------------
                                                    (Title of Class)

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  [X]    NO [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

        The Registrant's revenues for the fiscal year under report were $7,339,564.

        As of June 30, 1997, there were issued and outstanding 1,719,250 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "FTNB." Based on the closing price, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant on September 18, 1997 was $37,729,724 (1,465,232 shares at $25.75 per share).

                        DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 ("Annual Report") (Parts I and II).

        2. Portions of Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                                        PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

        Fulton Bancorp, Inc. ("Company"), a Delaware corporation, was organized in May 1996 for the purpose of becoming the holding company for Fulton Savings Bank, FSB ("Savings Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on October 17, 1996 through the issuance of 1,719,250 shares of common stock by the Company at a price of $10.00 per share.

        The Savings Bank, founded in 1912, is a federally chartered savings bank located in Fulton, Missouri. The Savings Bank amended its charter from that of a state-chartered mutual savings bank to become a federal mutual savings bank in April 1995. In connection with the Conversion, the Savings Bank converted to a federally chartered capital stock savings bank and became a subsidiary of the Company. The Savings Bank is regulated by the OTS, its primary federal regulator, and the FDIC, the insurer of its deposits. The Savings Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1965. The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1942. The Savings Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans within the Savings Bank's market area. The Savings Bank generally sells all of the fixed-rate and some of the adjustable-rate residential mortgage loans that it originates while retaining the servicing rights on such loans. The Savings Bank also originates multi-family, commercial real estate, construction, land and consumer and other loans. The Savings Bank frequently sells participation interests in the non-residential mortgage loans it originates.

        On November 13, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from April 30 to June 30.

MARKET AREA

        The Savings Bank conducts operations in central Missouri through its main office in Fulton, Missouri and its branch office in Holts Summit, Missouri, both of which are in Callaway County. The Savings Bank also serves Boone County and, to a lesser extent, Cole and Audrian Counties. Fulton, which is the county seat, serves as the economic and employment center of Callaway County. Additional employment is available in the nearby metropolitan areas of Columbia (in Boone County) and Jefferson City (in Cole County). Columbia is the location of the University of Missouri and provides significant employment in education and medicine. Jefferson City is the state capital of Missouri, resulting in a significant concentration of government employment and an historically stable economy. Callaway County represents the Savings Bank's primary market area for deposit generation as most of its depositors live in this county, particularly in the areas surrounding the Savings Bank's offices. The Savings Bank's deposits have increased slightly in recent years. However, because Callaway County has a small population, the Savings Bank's ability to achieve deposit growth is limited. The Savings Bank's lending activities have been concentrated in Callaway County and the city of Columbia. Loan demand has been strong in recent years, especially in the city of Columbia.

        While Callaway County is a more rural county with a much lower population base and overall smaller economy than Cole and Boone Counties, the economy has been stable historically due to the economies in the contiguous counties. The Callaway County economy, which had been based on agriculture, has diversified in recent years to include employment in health care, education, manufacturing and local/state government. The County's largest employers are Fulton State Hospital and Union Electric Company, which operates a large electrical generation plant. The economy of Columbia and Boone County historically has been very stable due to the presence of the University of Missouri. Callaway and Boone Counties have an estimated combined population of 159,000, with Callaway County having an estimated population of only 35,000. Over the last five years, both Callaway and Boone County have experienced growth in population and households exceeding the state and national averages in percentage terms, although the actual numbers are small given the relatively small size of these counties.
                                              -1-
PAGE

LENDING ACTIVITIES

        GENERAL. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. The Savings Bank also originates multi-family, commercial real estate, construction, land and consumer and other loans. The Savings Bank's net loans receivable totalled $83.7 million at June 30, 1997, representing 83.25% of consolidated total assets.

        LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.
                                                        At April 30,
                                             -----------------------------------
                            June 30, 1997         1996               1995
                          -----------------  -----------------------------------
                          Amount   Percent   Amount   Percent   Amount   Percent
                          ------   -------   ------   -------   ------   -------
                                          (Dollars in Thousands)
Mortgage loans:
 One- to four-family.... $53,461    58.37%  $46,741    59.61%  $46,244    65.37%
 Multi-family...........   4,279     4.67     3,845     4.90     3,588     5.07
 Commercial.............   9,507    10.38     8,706    11.10     6,560     9.27
 Construction...........  12,295    12.33     7,686     9.80     5,142     7.27
 Land...................   3,524     3.85     1,518     1.94     1,188     1.68
                         -------   ------   -------   ------   -------   ------
 Total mortgage loans...  82,066    89.60    68,496    87.35    62,722    88.66
Consumer and other loans.  9,525    10.40     9,922    12.65     8,020    11.34
                         -------   ------   -------  -------   -------  -------
   Total loans..........  91,591   100.00%   78,418   100.00%   70,742   100.00%
                          ======             ======             ======
Less:
 Undisbursed loan funds.   6,959              3,743              2,175
 Allowance for loan losses.  919                782                762
                         -------           --------           --------
 Loan receivable, net... $83,713            $73,893            $67,805
                         =======            =======            =======

        RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. At June 30, 1997, $53.5 million, or 58.37% of the Savings Bank's total gross loan portfolio, consisted of loans secured by one- to four-family residences. The Savings Bank presently originates both ARM loans and fixed-rate mortgage loans. The Savings Bank's loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac. The Savings Bank generally sells to Freddie Mac or Fannie Mae all of the fixed-rate mortgage loans that it originates. Generally, the Savings Bank sells whole loans to Freddie Mac and Fannie Mae on a servicing-retained basis. All loans are sold without recourse. The Savings Bank also sells a portion of the ARM loans that it originates to other financial institutions. Such loans generally are sold on a servicing-retained basis and the Savings Bank occasionally retains a participation interest in the loan. The Savings Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At June 30, 1997, $71.6 million, or 78.14% of the Savings Bank's total gross loans, were subject to periodic interest rate adjustments.

        The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of Freddie Mac. The Savings Bank offers ARM products that adjust either annually or every three years. These ARM products utilize the national quarterly cost of funds index as published by the OTS plus a margin of 3.0%. The initial interest rate on the Savings Bank's ARM loans is generally at or near the fully indexed rate. Until May 1996, the Savings Bank's ARM loans
                                             -2-
utilized the 8th District cost of funds index. Accordingly, most of the Savings Bank's ARM portfolio is based on this index. The Savings Bank switched from the 8th District to the national cost of funds index because it believes that the national cost of funds index is more stable and cannot easily be influenced by the deposit pricing and borrowing costs of a few institutions. Both the 8th District and the national cost of funds indices are lagging market indices, which means that upward adjustments in these indices may occur more slowly than changes in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. ARM loans held in the Savings Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Savings Bank's ARM loans is generally 1.0% to 1.5% per adjustment period and the lifetime interest rate cap is generally 4.5% to 6.0% over the initial interest rate of the loan. The terms and conditions of the ARM loans offered by the Savings Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

        The Savings Bank also offers ARM loans for non-owner-occupied one- to four-family homes. The rates on such loans are generally slightly higher than for a comparable loan for an owner-occupied residence. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. In addition, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Savings Bank requires that borrowers with loans secured by non-owner-occupied homes submit annual financial statements.

        The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

        While one- to four-family residential real estate loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Savings Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

        The Savings Bank generally requires title insurance insuring the status of its lien or a title abstract and acceptable attorney's opinion on all loans where real estate is the primary source of security. The Savings Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

        The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is 80%.

        MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. Multi-family residential and commercial real estate lending has been a constant part of the Savings Bank's lending strategy in recent years. At June 30, 1997, the Savings Bank's gross loan portfolio included $4.3 million in multi-family real estate loans and $9.5 million in commercial real estate loans. The Savings Bank frequently sells participation interests in the larger multi-family and commercial real estate loans that it originates. The Savings Bank retains the servicing rights on such loans and generally retains 10% or 20% of the loan balance.

        Multi-family and commercial real estate loans originated by the Savings Bank are predominately adjustable-rate loans and generally are for terms of up to 25 years. The maximum loan-to-value ratio for multi-family and commercial real estate loans generally is 75%. Multi-family loans typically are secured by small to medium sized projects. The Savings Bank's commercial real estate loan portfolio consists predominantly of loans secured by residential care facilities, nursing homes, medical buildings, small shopping centers, small office buildings and churches, most of which are located in the Savings Bank's market area. Appraisals on properties that secure multi-family and commercial real estate loans are performed by an independent appraiser engaged by the Savings Bank before the loan is made. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. Annual operating statements on each multi-family and commercial real estate loan are required and reviewed by management.

        Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Savings Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

        CONSTRUCTION LENDING. The Savings Bank originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, the Savings Bank occasionally originates construction loans for multi-family or commercial properties. In addition, the Savings Bank occasionally originates speculative construction loans, i.e, where purchasers for the finished homes may be identified either during or following the construction period. The Savings Bank limits the number of speculative loans to a single builder in order to limit risk. At June 30, 1997, the Savings Bank's construction loan portfolio totalled $11.3 million, or 12.33% of total gross loans. At such date, the Savings Bank's construction loan portfolio consisted of 118 residential construction loans totalling $11.1 million and 4 commercial real estate construction loans totalling $0.2 million.

        Construction loans are generally made in connection with permanent financing. Construction loans that are not made in connection with the granting of permanent financing on the property are for terms of six months.

        Construction lending is considered to involve a higher level of risk as compared to one- to four-family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted at, or prior to, the maturity of the loan, with a project the value of which is insufficient to assure full repayment. The Savings Bank attempts to minimize these risks by limiting the maximum loan-to-value ratio on construction loans to 85% for residential construction loans and 80% for non-residential construction loans and by conditioning disbursements on the presentation of itemized bills and an inspection of the construction site. For non-residential construction loans, the Savings Bank generally obtains personal guarantees and requires borrowers to submit annual financial statements.
                                         -4-
PAGE

        LAND LENDING. The Savings Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At June 30, 1997, the Savings Bank's land loan portfolio totalled $3.5 million and consisted of 49 loans. Land loans originated by the Savings Bank are generally adjustable-rate loans and have maturities of ten to 20 years.

        Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Savings Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Savings Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65%.

        CONSUMER AND OTHER LENDING. The Savings Bank originates a variety of consumer and other non-mortgage loans. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Savings Bank's consumer and other loans consist primarily of secured consumer loans, automobile loans, home improvement loans, deposit account loans and student loans. The Savings Bank also engages in a small amount of commercial business lending. Such loans include asset-based loans secured by inventory and short-term working capital loans. At June 30, 1997, the Savings Bank's consumer and other loans totalled approximately $9.5 million, or 10.40% of the Savings Bank's total gross loans.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 1997, the Savings Bank had no material delinquencies in its consumer loan portfolio.

        MATURITY OF LOAN PORTFOLIO. The following table sets forth contractual amortization of loans at June 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Amounts presented are the gross loan balances before adjustments for undisbursed loan proceeds, unearned discounts and allowance for loan losses. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                          After     After
                                          One Year  5 Years
                               Within     Through   Through    Beyond
                               One Year   5 Years   10 Years   10 Years   Total
                               --------   -------   --------   --------   -----
                                               (In Thousands)
Mortgage loans:
  One- to four-family.......    $3,033    $10,127    $13,132    $27,169 $53,461
  Multi-family..............       705        791      1,286      1,497   4,279
  Commercial................       430      1,714      2,530      4,833   9,507
  Construction..............    11,295(1)      --         --         --  11,295
  Land......................     1,439        517        703        865   3,524
Consumer and other loans....     3,749      4,755        888        133   9,525
                              --------   --------   --------   -------- -------
    Total gross loans.......   $20,651    $17,904    $18,539    $34,497 $91,591
                               =======    =======    =======    ======= =======
------------------
(1) Includes 89 loans totalling $10.1 million that will convert to permanent loans.

        The following table sets forth the dollar amount of all loans due after June 30, 1998 that have fixed interest rates and have floating or adjustable interest rates.
                                                   Fixed-        Floating- or
                                                   Rates        Adjustable-Rates
                                                   -----        ----------------
                                                          (In Thousands)
Mortgage loans:
  One- to four-family.......................       $5,651               $44,777
  Multi-family..............................           --                 3,574
  Commercial................................        1,164                 7,913
  Construction..............................           --                    --
  Land......................................           39                 2,046
Consumer and other loans....................        5,358                   418
                                                 --------              --------
    Total gross loans.......................      $12,212               $58,728
                                                  =======               =======

        Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

       LOAN SOLICITATION AND PROCESSING. Loan applicants come primarily through existing customers, referrals by realtors, homebuilders and existing customers, and walk-ins. The Savings Bank also uses radio and newspaper advertising to create awareness of its loan products. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Missouri.

       Real estate loans up to $250,000 must be approved by the Loan Committee, which consists of the President and three non-employee Directors. Loans exceeding $250,000 must be approved by the entire Board of Directors. The Savings Bank's loan approval process allows mortgage loans to be approved in approximately five days and closed in 20 days. Consumer loans may be approved by any loan officer. Non-mortgage loans exceeding $100,000 must be approved by the entire Board of Directors.

       LOAN ORIGINATIONS, SALES AND PURCHASES. While the Savings Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the years ended June 30, 1997 and April 30, 1996 and 1995, the Savings Bank originated $55.6 million, $51.3 million, $35.7 million of loans, respectively. Of the $55.6 million of loans originated during the year ended June 30, 1997, 64.90% were adjustable-rate loans and 35.10% were fixed-rate loans.

       The Savings Bank generally sells all of its fixed-rate single-family residential mortgage loans to the Freddie Mac or Fannie Mae and a portion of its residential ARM loans to other financial institutions. Sales are made on a non-recourse basis with servicing retained. Sales of loans to Freddie Mac and Fannie Mae are whole loans, whereas the Savings Bank frequently retains a participation interest in residential ARM loans sold to other financial institutions. The Savings Bank also sells participation interests to other financial institutions in the larger multi-family, commercial real estate and construction loans that it originates. Such sales are also made on a non-recourse basis with servicing retained. The Savings Bank has obtained commitments from several financial institutions to purchase loans up to a specified aggregate amount. Sales of loans and loan participations for the years ended June 30, 1997, and April 30, 1996 and 1995, totalled $22.4 million, $22.6 million and $11.8 million, respectively. Sales of loans generally are beneficial to the Savings Bank since these sales increase the size of the Savings Bank's loan servicing portfolio. See "-- Lending Activities -- Loan Servicing." Loan sales also provide funds for additional lending and other investments and increase liquidity. In addition, sales of participation interests in non-residential mortgage loans help to reduce the risks associated with this type of lending. At June 30, 1997, the Savings Bank had $4.5 million in loans held for sale.

       The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                         Year Ended    Year Ended April 30,
                                          June 30,     --------------------
                                           1997        1996           1995
                                           ----        ----           ----
                                                   (In Thousands)
Loans originated:
Mortgage loans:
  One- to four-family..........          $29,317      $25,263         $19,150
  Multi-family.................            1,048        4,519             545
  Commercial...................            4,207        4,415           1,167
  Construction.................           11,243        8,365           7,683
  Land.........................            2,201          655             108
Consumer and other loans.......            7,625        8,079           7,002
                                         -------     --------       ---------
    Total loans originated.....           55,641       51,296          35,655

Loans purchased:
Mortgage loans:
  One- to four-family..........               --           --             669
  Construction.................               --          484             277
                                       ---------     --------       ---------
    Total loans purchased......               --          484             946

Loans sold:
  Whole loans..................            7,766        3,812           1,617
  Participations...............           14,587       18,820          10,191
                                         -------      -------         -------
   Total loans sold............           22,353       22,632          11,808

Less:
  Principal repayments.........           21,661       20,463          16,507
  Transfer to real estate owned               --          271              93
  Loans held for sale..........            4,463        2,306             573
                                        --------    ---------       ---------
                                          26,124       23,040          17,173
                                         -------     --------        --------
Net increase in loans receivable,
 net...........................          $ 7,164     $  6,108         $ 7,620
                                         =======     ========         =======

        LOAN COMMITMENTS. The Savings Bank occasionally issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Savings Bank had outstanding net loan commitments of approximately $12.3 million at June 30, 1997.

        LOAN ORIGINATION AND OTHER FEES. The Savings Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Savings Bank currently is $300 for loans secured by owner-occupied, single-family homes and $500 for most larger loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.

        LOAN SERVICING. The Savings Bank sells loans to Freddie Mac, Fannie Mae and other financial institutions on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At June 30, 1997, the Savings Bank was servicing $90.4 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended June 30, 1997, loan servicing fees totalled $318,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of the investor for which the Savings Bank incurs no interest expense but is able to invest. At June 30, 1997, the Savings Bank held $654,000 in escrow for its portfolio of loans serviced for others.

      NONPERFORMING ASSETS AND DELINQUENCIES. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. A second notice is generated when a payment becomes 20 days past due. Attempts to contact the borrower by telephone or letter generally begin when a payment becomes 30 days past due. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

       In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

       The Savings Bank's Board of Directors is informed on a monthly basis as to the status of all loans that are delinquent more than 60 days, the status on all loans in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

        The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due.

                                               At                April 30,
                                             June 30,       -----------------
                                              1997           1996        1995
                                              ----           ----        ----
                                                     (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
 Mortgage loans:
  One- to four-family.....................    $ 40           $175         $135
  Commercial..............................     160             69           --
 Consumer and other loans.................      --             75           18
                                              ----           ----         ----
       Total..............................     200            319          153

Accruing loans which are contractually
 past due 90 days or more.................     166             --           --
                                              ----           ----        -----
Total of nonaccrual and
 90 days past due loans...................     366            319          153

Real estate owned, net....................     197            197            5
                                              ----           ----        -----
     Total nonperforming assets...........    $563           $516         $158
                                              ====           ====         ====

Restructured loans........................     252           $271         $273

Nonaccrual and 90 days or more past due loans
 as a percentage of loans receivable, net.    0.44%          0.43%        0.23%

Nonaccrual and 90 days or more past due loans
 as a percentage of total assets..........    0.36           0.37         0.19

Nonperforming assets as a percentage of
 total assets.............................    0.56           0.60         0.20

        Interest income that would have been recorded for the year ended June 30, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $26,000. The amount of interest included in interest income on such loans for the year ended June 30, 1997 amounted to approximately $16,000.

        REAL ESTATE OWNED AND HELD FOR INVESTMENT. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At June 30, 1997, the Savings Bank had $197,000 of REO, which consisted of one commercial building lot.

        ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Savings Bank.

        At June 30, 1997, assets classified as substandard or special mention totalled $1.4 million and included 23 substandard loans, which consisted of 12 one- to four-family mortgage loans totalling $343,000, 3 commercial real estate loans totalling $361,000 and 8 consumer loans totalling $33,000, and 25 special mention loans, which consisted of 13 one- to four-family mortgage loans totalling $548,000, one commercial loan totalling $69,000 and 11 consumer loans totalling $58,000. The aggregate amounts of the Savings Bank's classified assets at the dates indicated were as follows:

                                         At                At April 30,
                                       June 30,       ----------------------
                                        1997             1996         1995
                                        ----             ----         ----
                                                     (In Thousands)

Loss.............................   $     --          $     --      $     --
Doubtful.........................         --                --            --
Substandard......................        737               798         1,135
Special mention..................        675               708           201
                                      ------           -------       -------
  Total classified assets........     $1,412            $1,506        $1,336
                                      ======            ======        ======

        ALLOWANCE FOR LOAN LOSSES. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

        In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against income.

        The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on a number of factors, including management's evaluation of the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience,specific impaired loans and economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

        At June 30, 1997, the Savings Bank had an allowance for loan losses of $919,000. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

        While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

        The following table sets forth an analysis of the Savings Bank's allowance for loan losses at and for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                                 Two
                                                 Months
                                    Year Ended   Ended      Year Ended April 30,
                                    June 30,     June 30,   --------------------
                                    1997         1996         1996         1995
                                    ----         ----         ----         ----
                                         (Dollars in Thousands)

Allowance at beginning of period...  $800        $782         $762         $665
Provision for loan losses .........   120          25           44          118
Recoveries:
 Mortgage loans:
  One- to four-family..............    11          --            1           --
  Multi-family.....................    --          --           --           --
  Commercial.......................    --          --           --           --
  Construction.....................    --          --           --           --
  Land.............................    --          --           --            2
 Consumer and other loans..........     4           2            2           26
                                   -----        -----        -----        -----
    Total recoveries...............    15           2            3           28

Charge-offs:
 Mortgage loans:
  One- to four-family..............    --          --            1           20
  Multi-family.....................    --          --           --            2
  Commercial.......................    --          --           --           --
  Construction.....................    --          --           --           --
  Land.............................    --          --           10           --
 Consumer and other loans..........    16           9           16           27
                                    -----       -----        -----        -----
    Total charge-offs..............    16           9           27           49
                                    -----       -----        -----        -----
    Net charge-offs................     1           7           24           21
                                    -----       -----        -----        -----
    Balance at end of period.......  $919        $800         $782         $762
                                     ====        ====         ====         ====
Allowance for loan losses as a
  percentage of total loans
  outstanding at end of period.....  1.09%       1.00%        1.02%        1.10%

Net charge-offs as a percentage
  of average loans outstanding
  during the period................    --        0.01         0.03         0.03

Allowance for loan losses as a
  percentage of nonperforming
  loans at end of period.......... 250.68      402.06       245.44       498.05

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.
                                  At                    At April 30,
                               June 30,      -----------------------------------
                                 1997              1996             1995
                               --------      -----------------  ----------------
                                    % of              % of              % of
                                    Loans             Loans             Loans
                                    in Each           in Each           in Each
                                    Category          Category          Category
                                    to Total          to Total          to Total
                           Amount   Loans    Amount   Loans    Amount   Loans
                           ------   -----    ------   -----    ------   -----
                                            (Dollars in Thousands)

Mortgage loans:
  One- to four-family...     $382   58.37%     $322   59.61%     $319   65.37%
  Multi-family..........       43    4.67        38    4.90        36    5.07
  Commercial............      162   10.38        78   11.10       118    9.27
  Construction..........       37   12.33        83    9.80        41    7.27
  Land..................       34    3.85        15    1.94        12    1.68
Consumer and other loans..    101   10.40       104   12.65        78   11.34
Unallocated.............      160     N/A       142     N/A       158     N/A
                             ----              ----              ----
 Total allowance for
  loan losses...........     $919                $782                $762
                             ====                ====                ====

INVESTMENT ACTIVITIES

        The Savings Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

        SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. It is currently the intention of management to classify all securities in the Savings Bank's investment portfolio as available for sale.

        A committee consisting of the Chief Executive Officer, the Chief Financial Officer and three outside Directors determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Savings Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Savings Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or corporate bonds rated less than BBB. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Savings Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Savings Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

        The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.  All of the Company's investment and mortgage-backed securities are classified as available for sale.

                                                                 At April 30,
                                       At           ----------------------------------------
                                  June 30, 1997           1996                 1995
                               -------------------  -------------------  -------------------
                               Carrying Percent of  Carrying Percent of  Carrying Percent of
                                Value   Portfolio    Value   Portfolio    Value   Portfolio
                                -----   ---------    -----   ---------    -----   ---------
                                                 (Dollars in Thousands)
Investment securities:
  U.S. Government and federal
    agency obligations.....     $1,899   100.00%     $3,216   100.00%     $4,201    99.98%
  Mortgage-backed securities        --       --          --       --           1      .02
                              --------  -------   ---------  --------   --------  -------
  Total available for sale      $1,899   100.00%     $3,216    100.00%    $4,202   100.00%
                                ======   ======      ======    ======     ======   ======

                                             -15-

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Savings Bank's investment and mortgage-backed securities at June 30, 1997.

                                             At June 30, 1997
                         -------------------------------------------------------
                          Amount Due or Repricing within:

                                               Over One to
                         One Year or Less      Five Years           Totals
                         -----------------  ------------------ -----------------
                                  Weighted           Weighted           Weighted
                         Carrying Average   Carrying Average   Carrying Average
                          Value   Yield      Value   Yield      Value   Yield
                          -----   -----      -----   -----      -----   -----
                                      (Dollars in Thousands)

U.S. Government and federal
 agency obligations        $754   6.71%     $1,145   6.03%     $1,899    6.30%


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

        GENERAL. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines are used to compensate for reductions in the availability of funds from other sources. Presently, the Savings Bank has no other borrowing arrangements.

        DEPOSIT ACCOUNTS. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. Substantially all of the Savings Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank reviews its deposit mix and pricing weekly. The Savings Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

        The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, the Savings Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

        The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1997.

Weighted
Average                                                              Percentage
Interest                                            Minimum           of Total
Rate         Term     Checking and Savings Deposits  Amount  Balance  Deposits
----         ----     -----------------------------  ------  -------  --------
                                                         (In Thousands)

--%          None     Noninterest-bearing         $    200    $1,854    2.75%
2.63         None     NOW                              400     4,931    7.30
3.44         None     Money Market Deposit           1,500     2,767    4.10
3.00         None     Passbook                        none     5,919    8.77

                      Certificates of Deposit
                      -----------------------
3.99        91 Day    Fixed term, fixed rate         1,000       171     .25
5.38         6 Mo.    Fixed term, fixed rate         1,000     6,285    9.31
5.27         9 Mo.    Fixed term, fixed rate         1,000        79     .12
5.55        12 Mo.    Fixed term, fixed rate         1,000    14,572   21.58
5.49        18 Mo.    Fixed term, fixed rate         1,000       397     .59
5.88        24 Mo.    Fixed term, fixed rate         1,000    12,149   18.00
6.28        30 Mo.    Fixed term, fixed rate         1,000     2,139    3.17
6.12        36 Mo.    Fixed term, fixed rate         1,000     6,719    9.95
5.05        42 Mo.    Fixed term, fixed rate         1,000       139     .21
6.07        48 Mo.    Fixed term, fixed rate         1,000     4,552    6.74
5.86        60 Mo.    Fixed term, fixed rate         1,000     4,770    7.06
7.59        96 Mo.    Fixed term, fixed rate         1,000        21     .03
6.00       120 Mo.    Fixed term, fixed rate         1,000        45     .07
                                                           --------- --------
                              Total                          $67,509  100.00%
                                                             =======  ======


        The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1997. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

       Maturity Period                 Amount
       ---------------                 -------
                                   (In Thousands)

Three months or less.........          $1,398
Over three through six months           1,051
Over six through 12 months...           1,976
Over 12 months...............           1,498
                                      -------
     Total jumbo certificates
      of deposit.............          $5,923
                                       ======


       DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.

                                                                                At April 30,
                                        At June 30,            ---------------------------------------------
                                           1997                          1996                     1995
                                ---------------------------    ---------------------------   ---------------
                                        Percent                        Percent                       Percent
                                          of      Increase               of      Increase                of
                                Amount   Total   (Decrease)    Amount   Total   (Decrease)    Amount   Total
                                ------   -----   ----------    ------   -----   ----------    ------   -----
                                                               (Dollars in Thousands)
Passbook....................   $ 5,919    8.77%   $     9     $ 5,910    8.41%    $  417     $ 5,493    8.42%
NOW accounts................     4,931    7.30        672       4,259    6.06        379       3,880    5.95
Money market deposit........     2,767    4.10       (273)      3,040    4.32     (1,526)      4,566    7.00
Fixed-rate certificates which
 mature:
  Within 1 year.............    33,265   49.28       (701)     33,966   48.30      5,286      28,680   43.99
  After 1 year, but within
   2 years..................    11,230   16.63     (2,092)     13,322   18.95        940      12,382   18.99
  After 2 years, but within
   4 years..................     6,679    9.89       (983)      7,662   10.90     (1,017)      8,679   13.31
  After 4 years.............       864    1.28        417         447    0.63       (590)      1,037    1.59
Other.......................     1,854    2.75        144       1,710    2.43      1,222         488    0.75
                               -------  ------    -------    --------  ------    -------    --------  ------
  Total.....................   $67,509  100.00%   $(2,807)    $70,316  100.00%   $ 5,111     $65,205  100.00%
                               =======  ======    ========    =======  ======    =======     =======  ======

                                                    -18-

       TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                          At                   At April 30,
                                       June 30,             ------------------
                                         1997               1996          1995
                                         ----               ----          ----
                                                 (In Thousands)

      2.00 - 2.99%..............      $    --            $    --      $      8
      3.00 - 3.99%..............          103                105           451
      4.00 - 4.99%..............        1,669              6,119        12,879
      5.00 - 5.99%..............       33,133             26,144        16,993
      6.00 - 6.99%..............       16,067             20,261        17,539
      7.00 - 7.99%..........            1,048              2,751         2,862
      8.00 - 8.99%.............            23                 17            45
      9.00 - 9.99%..............           --                 --            --
      10.00 - 10.99%............           --                 --             1
                                      -------            -------       -------
      Total.....................      $52,038            $55,397       $50,778
                                      =======            =======       =======

       The following table sets forth the amount and maturities of time deposits at June 30, 1997.

                                               Amount Due
                              -------------------------------------------------
                              Less Than  1-2     2-3     3-4     After
                              One Year   Years   Years   Years   4 Years  Total
                              --------   -----   -----   -----   -------  -----
                                             (In Thousands)

   3.00 - 3.99%..............  $   103   $  --   $  --   $  --   $   --   $ 103
   4.00 - 4.99%..............    1,581      --      --      88       --   1,669
   5.00 - 5.99%..............   24,484   6,827   1,596     226       --  33,133
   6.00 - 6.99%..............    6,894   3,861   3,774     688      850  16,067
   7.00 - 7.99%..............      194     542     307      --       --   1,043
   8.00 - 8.99%..............        9      --      --      --       14      23
                               -------  ------  ------  ------   ------ -------
      Total.................   $33,265 $11,230  $5,677  $1,002     $864 $52,038
                               ======= =======  ======  ======     ==== =======

       DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                        At         Year Ended April 30,
                                      June 30,    ----------------------
                                       1997          1996         1995
                                       ----          ----         ----
                                              (In Thousands)

Beginning balance..............      $70,316       $65,205      $64,630
Net deposits (withdrawals)
 before interest credited......       (5,095)        2,941       (1,037)
Interest credited..............        2,288         2,170        1,612
                                     -------      --------     --------
Net increase (decrease) in
 deposits......................       (2,807)        5,111          575
                                     --------     --------     --------
Ending balance.................      $67,509       $70,316      $65,205
                                     =======       =======      =======

        BORROWINGS. The Savings Bank utilizes advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

        The following tables sets forth certain information regarding short-term borrowings by the Savings Bank at the dates and for the periods indicated:

                                          At or For the      At or For the
                                           Year Ended     Year Ended April 30,
                                            June 30,      ---------------------
                                              1997          1996         1995
                                              ----          ----         ----
                                                 (Dollars in Thousands)

Maximum amount of FHLB advances
 outstanding at any month end
 during the period.....................      $8,000         $5,500       $4,500

Approximate average FHLB advances
  outstanding during the period........       6,962          4,555        3,093

Approximate weighted average
 rate paid on FHLB advances
 during the period.....................       6.22%           6.62%        7.23%

Balance of FHLB advances
 outstanding at end of
 period................................      $6,500         $5,000       $4,500

Weighted average rate paid
 on FHLB advances at end
 of period.............................       5.84%           6.75%        6.84%


COMPETITION

       The Savings Bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks and other thrifts operating in its market area. As of June 30, 1997, there were five commercial banks and two other thrifts operating in Callaway County, Missouri, of which only one commercial bank was larger in terms of deposits than the Savings Bank. All of the commercial banks in Callaway County are locally owned. The other thrifts are headquartered outside of Callaway County. A portion of the Callaway County residents commute to work in either Columbia or Jefferson City and, thus, there is strong competition from other financial institutions in these larger metropolitan areas. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for loans also comes from mortgage bankers. Such competition for deposits and the origination of loans may limit the Savings Bank's growth in the future.

SUBSIDIARY ACTIVITIES

       The Savings Bank has one subsidiary, Multi-Purpose Service Agency, Inc. ("Service Corporation"), whose activities consist primarily of selling credit life insurance to the Savings Bank's customers. At June 30, 1997, the Savings Bank's equity investment in its subsidiary was a deficit of $60,000.

       Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its subsidiary did not exceed these limits at June 30, 1997.

PERSONNEL

       As of June 30, 1997, the Savings Bank had 44 employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

                                 REGULATION

GENERAL

       The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

FEDERAL REGULATION OF SAVINGS BANKS

       OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

       FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

       The Savings Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Savings Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $637,000 at June 30, 1997. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

       FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Savings Bank.

       The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Savings Bank's assessments expensed for the year ended June 30, 1997 equaled $511,000 (including the FDIC SAIF assessment of $427,000).

       Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

       The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.
                                             -22-
PAGE

       LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

       PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

       A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

       An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

       At June 30, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

       STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

       QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

       Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the Savings Bank was in compliance with the QTL test.

       CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

       OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Banks -- Prompt Corrective Action."

       Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

       Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

       The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk- weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

       The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk- based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

       The following table presents the Savings Bank's capital levels as of June 30, 1997.

                                        At June 30, 1997
                                      -----------------------
                                                   Percent of
                                      Amount         Assets
                                      ------         ------
                                      (Dollars in thousands)

Tangible capital..................   $16,945         16.85%
Minimum required
 tangible capital.................     1,509          1.50
                                     -------         -----
Excess............................   $15,436         15.35%
                                     =======         =====

Core capital......................   $16,945         16.85%
Minimum required core
 capital..........................     3,017          3.00
                                     -------         -----
Excess............................   $13,928         13.85%
                                     =======         =====

Risk-based capital................   $17,505         28.86%
Minimum risk-based
 capital requirement..............     4,852          8.00
                                     -------         -----
Excess............................   $12,653         20.86%
                                     =======         =====

        LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

        A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

          The Savings Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

        LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Savings Bank's limit on loans to one borrower was $2.7 million. At June 30, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $2.3 million.

        ACTIVITIES OF SAVINGS BANKS AND THEIR SUBSIDIARIES. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

        The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

        TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

        Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

        The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

        HOLDING COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

        HOLDING COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

       QUALIFIED THRIFT LENDER TEST. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                TAXATION

FEDERAL TAXATION

        GENERAL. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

        TAX BAD DEBT RESERVES. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

        In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

        DISTRIBUTIONS. To the extent that the Savings Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

        CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

        DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if

                                             -29-
PAGE
the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

        OTHER FEDERAL TAX MATTERS. Other recent changes in the federal tax system could also affect the business of the Savings Bank. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Savings Bank does not believe these changes will have a material effect on its operations.

STATE TAXATION

        DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

        AUDITS. There have not been any Internal Revenue Service audits of the Savings Bank's Federal income tax returns or audits of the Savings Bank's state income tax returns during the past five years.

        For additional information regarding taxation, see Note G of Notes to Consolidated Financial Statements contained in the Annual Report.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

        The Company operates two full service facilities, both of which it owns. At June 30, 1997, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.5 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties on which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Neither the Company nor the Savings Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

        The information contained under the section captioned "Common Stock Information" on page 2 of the 1997 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS OR PLAN OF OPERATIONS
-------------------------------------------

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 5 of the Annual Report is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

       (a)     Financial Statements

               Independent Auditor's Report*

               Consolidated Statements of Financial Condition as of June 30, 1997 and 1996 Consolidated Statements of Income for the Year Ended

               June 30, 1997, two months ended June 30, 1996 and years ended April 30, 1996 and 1995 Consolidated Statements of Stockholders' Equity for the Year Ended

               June 30, 1997, two months ended June 30, 1996 and years ended April 30, 1996 and 1995 Consolidated Statements of Cash Flows for the Year Ended

               June 30, 1997, two months ended June 30, 1996 and years ended April 30, 1996 and 1995 Notes to the Consolidated Financial Statements*

       * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       Not applicable.

                                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

EXECUTIVE OFFICERS

       The following table sets forth certain information regarding the executive officers of the Company.

Name                     Age(1)     Position
----                     ------     ---------
Kermit D. Gohring          62       President and Chief Executive Officer

Richard W. Gohring         42       Vice-President

Bonnie K. Smith            52       Secretary-Treasurer

     The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name                     Age(1)     Position
----                     ------     --------
Kermit D. Gohring          62       Chief Executive Officer, President
                                    and Chairman of the Board

Richard W. Gohring         42       Executive Vice President
                                    and Director

Clifford E. Hamilton, Jr.  54       Vice Chairman of the Board

Bonnie K. Smith 52                  Senior Vice President, Secretary-
                                    Treasurer and Director

-------------
(1)  As of June 30, 1997.

       Kermit D. Gohring is the President, Chief Executive Officer and Chairman of the Board of the Holding Company and the Savings Bank. He has been associated with the Savings Bank since 1964 and President since 1974.

       Richard W. Gohring is Executive Vice President and a Director of the Savings Bank and Vice-President and a Director of the Holding Company. He has been associated with the Savings Bank since 1985.

       Clifford E. Hamilton, Jr. is a Circuit Judge in Columbia, Missouri and presently serves as a general jurisdiction judge in the Thirteenth Judicial Circuit of Missouri, which includes Fulton and Columbia. He currently serves as the Vice Chairman of the Board.

       Bonnie K. Smith is Senior Vice President, Secretary-Treasurer and a Director of the Savings Bank and Secretary-Treasurer of the Holding Company. She has been associated with the Savings Bank since 1971.

       The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

       The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       (a)     Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

       (b)     Security Ownership of Management

               The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

       (c)     Changes in Control

               The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                            PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

       (a)     Exhibits

       3.1     Certificate of Incorporation of Fulton Bancorp, Inc.
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (File No. 333-8461))
       3.2     Bylaws of Fulton Bancorp, Inc. (incorporated by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-1
               (File No. 333-8461))
       10.1    Employment Agreement with Kermit D. Gohring
       13      Annual Report to Stockholders
       21      Subsidiaries of the Registrant
       27      Financial Data Schedule

       (b)     Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                             SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FULTON BANCORP, INC.

Date:  September 26, 1997                   By:  /s/ Kermit D. Gohring
                                                 ------------------------------
                                                 Kermit D. Gohring
                                                 President and Chief Executive
                                                 Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                        DATE
----------                       -----                        ----

/s/ Kermit D. Gohring            President, Chief             September 26, 1997
---------------------            Executive Officer and
Kermit D. Gohring                Director (Principal Executive Officer)

/s/ Richard W. Gohring           Vice President and Director  September 26, 1997
----------------------           (Principal Financial Officer)
Richard W. Gohring

/s/ Bonnie K. Smith              Secretary-Treasurer and      September 26, 1997
-------------------              Director (Principal Accounting Officer)
Bonnie K. Smith

/s/ Clifford E. Hamilton         Director                     September 26, 1997
------------------------
Clifford E. Hamilton

/s/ Billy Conner                 Director                     September 26, 1997
----------------
Billy Conner

/s/ David West                   Director                     September 26, 1997
--------------
David West

/s/ Dennis Adrian                Director                     September 26, 1997
-----------------
Dennis Adrian

                                         EXHIBIT 10.1

                          EMPLOYMENT AGREEMENT WITH KERMIT D. GOHRING

                          EMPLOYMENT AGREEMENT
                          --------------------

        THIS AGREEMENT is made effective as of November 13, 1996, by and between FULTON SAVINGS BANK, FSB (the "Savings Bank"), FULTON BANCORP, INC., a Delaware corporation (the "Company"); and KERMIT D. GOHRING (the "Executive").

        WHEREAS, the Savings Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

        WHEREAS, Executive is willing to serve in the employ of the Savings Bank on a full-time basis for said period.

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.      POSITION AND RESPONSIBILITIES.

        During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Savings Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Savings Bank.

2.      TERMS AND DUTIES.

        (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Savings Bank will conduct a formal performance evaluation of Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

        (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Savings Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.      COMPENSATION AND REIMBURSEMENT.

        (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Savings Bank shall pay Executive as compensation a salary of $96,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Savings Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Savings Bank.

        (b) The Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Savings Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Savings Bank, in which Executive is eligible to participate. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

        (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Savings Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.      PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

        (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) Executive's resignation from the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Savings Bank, or (D) any breach of this Agreement by the Savings Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

        (b) Upon the occurrence of an Event of Termination, the Savings Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination), to Executive for the term of the Agreement provided, however, that if the Savings Bank is not in compliance with its minimum capital requirements or if such payments would cause the Savings Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Savings Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to Executive in a lump sum within thirty (30) days of the Date of Termination.

        (c) Upon the occurrence of an Event of Termination, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.      CHANGE IN CONTROL.

        (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

        (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and
(e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

        (c) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times Executive's "base amount," within the meaning of
Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

         (d) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

        (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Savings Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

        (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii)
Executive shall receive the amount payable under Section 5(c) as the sole benefit payable under this Section 5.

6.      TERMINATION FOR DISABILITY.

        (a) If Executive shall become disabled as defined in the Savings Bank's then current disability plan (or, if no such plan is then in effect, if Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Savings Bank may terminate Executive's employment for "Disability."

        (b) Upon Executive's termination of employment for Disability, the Savings Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of Executive's termination and will end on the earlier of
(i) the date Executive returns to the full-time employment of the Savings Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank;
(ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Savings Bank providing disability benefits to Executive.

        (c) The Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) Executive's death; or (v) the expiration of the term of this Agreement.

        (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.      TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

        Termination by the Savings Bank of Executive based on "Retirement" shall mean retirement at age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.

8.      TERMINATION FOR CAUSE.

        For purposes of this Agreement, "Termination for Cause" shall include termination because of Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Savings Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

 9.      REQUIRED PROVISIONS.

        (a) The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

        (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

        (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

        (d) If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

        (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Savings Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

        (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.     NOTICE.

        (a) Any purported termination by the Savings Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

        (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

        (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Savings Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.     NON-COMPETITION.

        (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Savings Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

        (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.     SOURCE OF PAYMENTS.

        All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

13.     EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

        This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Savings Bank or any predecessor of the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.     NO ATTACHMENT.

        (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

        (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank, the Company and their respective successors and assigns.

15.     MODIFICATION AND WAIVER.

        (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

        (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.     SEVERABILITY.

        If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.     HEADINGS FOR REFERENCE ONLY.

        The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.     GOVERNING LAW.

        This Agreement shall be governed by the laws of the State of Missouri, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.     ARBITRATION.

        Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Savings Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.     PAYMENT OF LEGAL FEES.

        All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Savings Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.     INDEMNIFICATION.

        The Savings Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Savings Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.     SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.

        The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

        IN WITNESS WHEREOF, the Savings Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 13th day of November, 1996.

ATTEST:                           FULTON SAVINGS BANK, FSB



/s/ David West                    BY: /s/ Clifford E. Hamilton
-------------------------             ----------------------------------

                [SEAL]


ATTEST:                           FULTON BANCORP, INC.



/s/ David West                    BY: /s/ Clifford E. Hamilton
-------------------------             ----------------------------------

                [SEAL]


WITNESS:


/s/ David West                        /s/ Kermit D. Gohring
-------------------------             ----------------------------------
                                      Kermit D. Gohring

                                          EXHIBIT 13

                              1997 ANNUAL REPORT TO STOCKHOLDERS

                             1997 Annual Report

                              Fulton Bancorp, Inc.

Fulton Bancorp, Inc.

1997 ANNUAL REPORT

TABLE OF CONTENTS

Letter to Shareholders . . . . . . . . . . . . . . . . . . . . .      1
Business of the Corporation. . . . . . . . . . . . . . . . . . .      2
Common Stock Information . . . . . . . . . . . . . . . . . . . .      2
Selected Consolidated Financial Information. . . . . . . . . . .      3
Management's Discussion and Analysis of Financial
 Condition and Results of Operations . . . . . . . . . . . . . .      5
Independent Auditors' Report . . . . . . . . . . . . . . . . . .     14
Consolidated Financial Statements. . . . . . . . . . . . . . . .     15
Notes to Consolidated Financial Statements . . . . . . . . . . .     20
Directors and Officers . . . . . . . . . . . . . . . . . . . . .     36
Corporate Information. . . . . . . . . . . . . . . . . . . . . .     36
Stockholders' Information. . . . . . . . . . . . . . . . . . . .     37

                        FULTON BANCORP, INC.

                     410  Market St.  P.O. Box 700
                     Fulton, Missouri  65251-0700
                         Phone (573) 642-6618
                         FAX (573) 642-2787
                           (800) 348-6617


Dear Fellow Shareholders:

I am pleased to present to you the first annual report for Fulton Bancorp, Inc. On October 17, 1996, Fulton Bancorp, Inc. became the holding company for Fulton Savings Bank, FSB in connection with Fulton Savings' conversion from mutual to stock form. At that time, the Company completed its public offering of 1,719,250 shares at $10.00 per share.

With the help of the conversion, the Company surpassed $100 million in total assets for the first time, increasing 13% to $100.6 million from $88.8 million at June 30, 1996. The conversion also helped make fiscal 1997 an excellent year for the Company. Earnings grew 33% to $822,000, compared with $620,000 for fiscal 1996. Loan demand was very strong, with originations increasing 8.5% to $55.6 million for fiscal 1997 compared to $51.3 million for fiscal 1996.
Through our mortgage banking activities, we increased the size of our loan servicing portfolio to $90.4 million.

During the fiscal year, legislation was passed that required all thrifts to pay a special assessment to recapitalize the Savings Association Insurance Fund
(SAIF). Fulton Savings' share of this industry-wide special assessment was approximately $427,000, and is included in the Company's noninterest expense for fiscal 1997. By recapitalizing the SAIF, our deposit insurance premiums dropped from 23 cents per $100 of insured deposits to 6.5 cents beginning January 1, 1997. While the charge depressed earnings in fiscal 1997, we are benefiting now from the reduction in deposit insurance premiums.
The past year has seen the continuing consolidation of the banking industry. Here in Missouri there were several large acquisitions. As a small institution outside of the state's major metropolitan areas, we have found opportunity when other "local" banks cease to be local. Folks in our area still want to be able to sit down with a banker who knows them and their business and who can deliver personal service. In response to this demand, during the past year, we began offering commercial checking accounts and expanded our commercial lending operations. We believe that developing our commercial banking operations can make us more profitable and can help us grow.

In closing, I want to note the dedication of our staff and the commitment of our Board of Directors. This has been a busy year full of many changes as we begin life as a public company. We are proud of the role Fulton Savings plays in its communities and we look forward to building on our accomplishments in the years ahead.

                                   /s/ Kermit D. Gohring

                                   Kermit D. Gohring
                                   President and Chief Executive Officer

BUSINESS OF THE CORPORATION

Fulton Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in May 1996 for the purpose of becoming the holding company for Fulton Savings Bank, FSB (the "Bank") upon the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. The conversion was completed on October 17, 1996. At June 30, 1997, the Company had total consolidated assets of $100.6 million and consolidated stockholders' equity of $25.3 million.

The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federally-chartered stock savings bank, originally organized in 1912. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System. The Bank operates as a community-oriented financial institution devoted to serving the needs of its customers in its market area, which consists primarily of Fulton, Missouri and Callaway County and its contiguous counties. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans. The Bank generally sells most of the fixed-rate and some of the adjustable-rate mortgage loans that it originates while retaining the servicing rights on such loans. The Bank also originates multi-family, construction, land and consumer and other loans. The Bank frequently sells participation interests in the non-residential mortgage loans it originates.

COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol "FTNB". As of June 30, 1997, there were 1,719,250 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 127,167) and 647 stockholders, excluding persons or entities who hold stock in nominee or "street name". Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations. See note O of the Consolidated Financial Statements.

The table below shows the price range of common stock for the year ended June 30, 1997, during which the common stock was outstanding. This information was provided by the Nasdaq Stock Market.

FISCAL 1997          High       Low     Dividends
-----------          ----       ---     ---------

First Quarter         N/A       N/A       N/A
Second Quarter      $16.250   $12.250     N/A
Third Quarter       $18.375   $14.625    $0.05
Fourth Quarter      $20.375   $17.500    $0.05

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. In November 1996, the Board of Directors approved a change in the Company's fiscal year end from April 30 to June 30. Accordingly, the following table include the transition period reports. Since the Company had not commenced operations prior to the mutual-to-stock conversion of the Bank in October 1996, the financial information presented for the periods prior to 1997 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                           At June 30,             At April 30,
                          -------------     ------------------------------
                          1997     1996     1996     1995     1994    1993
                          ----     ----     ----     ----     ----    ----
                                     (Dollars in Thousands)
SELECTED FINANCIAL
 CONDITION DATA:
Total assets . . . .    $100,557 $ 88,771 $ 85,496 $ 79,351 $ 73,620 $ 73,622
Cash . . . . . . . .       7,095    3,154    2,924    4,189    5,322    8,152
U.S. Government and
 federal agency
 obligations available
 for sale. . . . . .       1,899    3,208    3,216    4,201      ---      ---
U.S. Government and
 federal agency. . .
 obligations held
 to maturity . . . .         ---      ---      ---      ---    4,260    4,840
Mortgage-backed securities
 available for sale.         ---      ---      ---        1      ---      ---
Mortgage-backed securities
 held to maturity. .         ---      ---      ---      ---    1,196    1,689
Loans receivable, net     83,714   76,561   73,893   67,805   60,282   56,323
Loans held for sale.       4,463    2,527    2,306      574      ---      ---
Deposits . . . . . .      67,509   71,288   70,316   65,205   64,630   65,235
FHLB advances. . . .       6,500    7,000    5,000    4,500      ---      ---
Stockholders' equity      25,257    9,274    9,117    8,484    7,933    7,052

                                   Two
                        Year      Months
                        Ended      Ended         Year Ended April 30,
                        June 30,  June 30,  -------------------------------
                         1997      1996     1996     1995     1994     1993
                         ----      ----     ----     ----     ----     ----
                            (Dollars in Thousands, Except Per Share Amount)
SELECTED OPERATING DATA:
Interest income. . .    $  7,340 $  1,149 $  6,172 $  5,355 $  5,413 $  5,997
Interest expense . .       3,939      665    3,781    2,944    2,671    3,345
                        -------- -------- -------- -------- -------- --------
 Net interest income       3,401      484    2,391    2,411    2,742    2,652
Provision for loan
 losses. . . . . . .         120       25       44      118       48      160
 Net interest income    -------- -------- -------- -------- -------- --------
 after provision for
 loan losses . . . .       3,281      459    2,347    2,293    2,694    2,492
Noninterest income .         639      119      485      360      413      426
Noninterest expense.       2,627      316    1,849    1,809    1,741    1,625
 Income before income   -------- -------- -------- -------- -------- --------
  taxes. . . . . . .       1,293      262      983      844    1,366    1,293
Income taxes . . . .         471       98      363      301      485      505
Income before cumula-   -------- -------- -------- -------- -------- --------
 tive effect of
 accounting change .         822      164      620      543      881      788
Cumulative effect of
 accounting change (1)       ---      ---      ---      ---      ---      209
                        -------- -------- -------- -------- -------- --------
 Net income. . . . .    $    822 $    164 $    620 $    543 $    881 $    997
                        ======== ======== ======== ======== ======== ========
Net income per share    $   0.52       *        *        *        *        *
                        ========
-----------------
(1) Reflects adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
*   Operating as a mutual institution

PAGE

                                                 At or For the
                                   -------------------------------------------
                                    Year
                                  Ended           Year Ended April 30,
                                   June 30,    -------------------------------
                                    1997       1996     1995     1994    1993
                                    ----       ----     ----     ----    ----
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on assets (1). . . . . . .     .83%     .75%     .72%    1.12%   1.07%
Return on equity (2) . . . . . . .    4.10     7.00     6.55    11.92   12.13
 Retained earnings to assets (3) .   20.32    10.70    10.93    10.06    8.82
 Interest rate spread (4). . . . .    2.69     2.60     2.96     3.58    3.39
 Net interest margin (5) . . . . .    3.61     3.02     3.33     3.90    3.75
 Average interest-earning assets
  to interest-bearing liabilities.  122.00   108.84   109.15   108.64  107.71
 Noninterest expense as a percent
  of average total assets. . . . .    2.66     2.23     2.39     2.37    2.21

Asset Quality Ratios:
 Nonaccrual and 90 days or more
  past due loans as a percent
  of loans receivable, net . . . .     .44      .43      .23     1.53     .44
 Nonperforming assets as a
  percent of total assets. . . . .     .56      .60      .20     1.53     .72
 Allowance for losses as a percent
  of gross loans receivable. . . .    1.09     1.02     1.10     1.09    1.26
 Allowance for losses as a percent
  of nonperforming loans . . . . .  250.68   245.44   498.05    72.18  291.78
 Net charge-offs to average
  outstanding loans. . . . . . . .     ---      .03      .03      .17     .14


                                   At June 30,         At April 30,
                                  ------------   --------------------------
                                  1997    1996   1996   1995   1994   1993
                                  ----    ----   ----   ----   ----   ----
OTHER DATA:

Number of:
 Real estate loans outstanding    2,807   2,684  2,659  2,519  2,445  2,423
 Deposit accounts. . . . . .      9,009   9,781  9,691  9,166  8,683  8,805
 Full-service offices. . . .          2       2      2      2      2      2
_______________
(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average equity.
(3)  Average retained earnings divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

General
-------
Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

Operating Strategy
------------------
The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans. The Bank generally sells most of the fixed-rate and some of the adjustable-rate mortgage loans that it originates while retaining the servicing rights on such loans. The Bank also originates multi-family, construction, land and consumer and other loans. The Bank frequently sells participation interests in the non-residential loans it originates. The Bank also invests in interest-bearing deposits and U.S. Government securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

Operating results are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB advances. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities.

The Bank's strategy is to operate as a conservative, well-capitalized, profitable, community-oriented financial institution dedicated to financing home ownership and other consumer needs and to provide quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) limiting interest rate risk, (iv) emphasizing local loan originations, (v) maintaining a loan servicing operation, and (vi) emphasizing high-quality customer service with a competitive fee structure.

Interest Rate Risk Management
-----------------------------
In order to reduce the impact on the Bank's net interest income due to changes in interest rates, the Bank's management has adopted a strategy that has been designed to maintain the interest rate sensitivity of its assets and liabilities. The primary elements of this strategy involve emphasizing the origination of adjustable-rate mortgage loans and maintaining a short- and medium-term investment portfolio. At June 30, 1997, 78.14% of the Bank's mortgage loan portfolio was composed of adjustable-rate loans, and the maturity of the U.S. Government securities portfolio was less than five years.
Interest Rate Sensitivity of Net Portfolio Value
------------------------------------------------
The following table is provided to the Bank by the OTS and illustrates the percent change in Net Portfolio Value (NPV) over a variety of interest rate scenarios, and the applicable limits approved by the Bank's Board of Directors, as of June 30, 1997, based on OTS assumptions. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

                  Basis
               Point ("bp")
                 Change
                in Rates      Board Limit   Change in NPV
                --------      -----------   -------------

                  +400 bp        (25)%           (19)%
                  +300 bp        (20)            (13)
                  +200 bp        (15)             (7)
                  +100 bp        (10)             (3)
                     0 bp        ---              ---
                  -100 bp         10               1
                  -200 bp         10               1
                  -300 bp         10               1
                  -400 bp         10               3

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Bank's ARM loans, have features that restrict changes in interest rates on a short-term basis (1% to 1.5% per adjustment period) and over the life of the asset (4.55% over the life). Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Therefore, the data presented in the table should not be relied upon as indicative of actual results.

Comparison of Financial Condition at June 30, 1997 and 1996
-----------------------------------------------------------
Total assets increased to $100.6 million at June 30, 1997 from $88.8 million at June 30, 1996. Cash, including interest-bearing deposits, increased $3.9 million at June 30, 1997 from $3.2 million at June 30, 1996, primarily from the conversion proceeds. Investment securities decreased to $1.9 million from $3.2 million as these funds were used to originate loans. Loans receivable, including loans held for sale, increased $9.1 million, from $79.1 million at June 30, 1996 to $88.2 million at June 30, 1997 as a result of strong loan demands and the availability of the conversion proceeds. Deposits decreased $3.8 million from $71.3 million at June 30, 1996 to $67.5 million at June 30, 1997 primarily resulting from the purchase of common stock in the conversion. Advances from Federal Home Loan Bank (FHLB) of Des Moines decreased $0.5 million at June 30, 1997 from 1996 resulting from available funds for repayment from the conversion and net income. Total equity increased to $25.3 million at June 30, 1997 from $9.3 million at June 30, 1996 resulting primarily from the conversion.

Results of Operations
---------------------
The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Bank's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

Comparison of Operating Results for the Years Ended June 30, 1997 and April
---------------------------------------------------------------------------
30, 1996
--------
Net Income. Net income increased by $202,000 to $822,000 for the year ended June 30, 1997, from $620,000 for the year ended April 30, 1996. This increase was primarily due to the investing of the conversion proceeds in interest-earning obligations, and was offset by the one-time SAIF assessment of approximately $427,000 imposed on the Bank's deposits as a result of the enactment of the Deposit Insurance Fund Act, and increased expenses operating as a public Company. Interest income increased $1.2 million, interest expense increased $158,000, provision for loan losses increased $76,000, noninterest income increased $154,000, noninterest expense increased $778,000 and income taxes increased $108,000 to account for the increase in net income. Return on assets increased from 0.75% for the year ended April 30, 1996 to 0.83% for the year ended June 30, 1997. Return on equity decreased from 7.00% for the year ended April 30, 1996 to 4.10% for the year ended June 30, 1997 resulting primarily from the approximate $16.6 million increase in equity from the conversion.

Net Interest Income. Net interest income increased $1.0 million for the year ended June 30, 1997, from $2.4 million for the year ended April 30, 1996, to $3.4 million for the year ended June 30, 1997. Total interest income increased $1.1 million to $7.3 million, or 18.9%, for the year ended June 30, 1997, from $6.2 million for the year ended April 30, 1996, primarily as a result of the availability of conversion funds for investment for approximately eight and one-half months and, to a lesser extent, an increase in the average yields of the loan portfolio from 7.97% to 8.00% and the Company's portfolio of obligations of the U.S. Government and federal agencies from 6.48% to 6.55%. Although interest expense increased $158.000, resulting from higher average balances in NOW, money market and passbook accounts, the average rate paid on average deposits decreased from 5.09% for the year ended April 30, 1996 to 4.99% for the year ended June 30, 1997. Interest expense on FHLB advances increased $116,000 while the rate paid on the average balance decreased from 6.88% to 6.22%. The increase in yield of interest earning assets and decrease in cost of interest on interest-bearing liabilities resulted in an increase in the interest rate spread from 2.60% for the year ended April 30, 1996 to 2.69% for the year ended June 30, 1997.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. The provision for loan losses was $120,000 for the year ended June 30, 1997, as compared to $44,000 for the year ended April 30, 1996. The increase in the provision was to adjust the allowance for loan losses to reflect the increase in loans receivable.

Noninterest Income. Noninterest income increased $154,000, or 31.5%, to $639,000 for the year ended June 30, 1997 from $485,000 for the year ended April 30, 1996. Loan servicing fees increased $37,000 to $318,000 for the year ended June 30, 1997 from $281,000 for the year ended April 30, 1996 due to an increase in loans serviced for others. Gain on sale of loans from the implementation of FASB No. 125 resulted in an increase of $158,000 for the year ended June 30, 1997 as compared to no gain during the year ended April 30, 1996. Other noninterest income decreased $61,000 primarily resulting from the patronage dividend received from the Bank's data processor in the year ended April 30, 1996, in the amount of $57,000 and was not replaced in the year ended June 30, 1997. Gain on sale of other assets increased $10,000 resulting from the sale of an equity interest in Financial Information Trust, the Bank's cooperative data processor.

Noninterest Expense. Noninterest expense increased $778,000 to $2.6 million for the year ended June 30, 1997 from $1.8 million for the year ended April 30, 1996. The increase was primarily due to an increase in Federal deposit insurance premiums of approximately $427,000 for the one-time SAIF assessment. The change also included an increase of $209,000 in employee salaries and benefits, resulting primarily from implementation of the ESOP Plan and a $51,000 increase in occupancy costs from increased depreciation expense of approximately $34,000 and routine building maintenance of approximately $14,000, and a $106,000 increase in other noninterest expense primarily related to operating as a public company.

Income Taxes. The provision for income taxes increased to $471,000 for the year ended June 30, 1997 from $363,000 for the year ended April 30, 1996, primarily as a result of the higher income before income taxes.

Comparison of Operating Results for Two Month Period Ended June 30, 1996, to
----------------------------------------------------------------------------
June 30, 1995
-------------
On November 13, 1996, the Board of Directors approved a change in the Company's fiscal year end from April 30 to June 30. Accordingly, consolidated statements of income, stockholders' equity and cash flows are included in the transition period reporting. The two months ended June 30, 1996, statement of income is compared to unaudited amounts from the two months ended June 30, 1995 in Note R of the consolidated financial statements. The two month comparison indicates net income for the two months ended June 30, 1996 of $164,000 compared to $125,000 for the two months ended June 30, 1995. Interest income and interest expense increased $163,000 and $103,000, respectively resulting in an increase in net interest income of $60,000. The increase in net interest income resulted from higher rates on a larger loan base than the prior year and deposits remaining stable. The Company had provision for loan losses of $25,000 for the two months ended June 30, 1996, as compared to no provision in 1995. The 1996 increase in the provision was to adjust the allowance for loan losses to reflect the increase in loans receivable. Noninterest income for the two months ended June 30, 1996, increased $39,000 primarily resulting from a $40,000 gain on sale of equity interest in the computer company providing computer services to the Company. Other expenses increased $11,000 and income taxes increased from the increase in income before income taxes.

Comparison of Operating Results for Year Ended April 30, 1996, to April 30,
---------------------------------------------------------------------------
1995
----
Net Income. Net income increased $77,000, or 14.3%, to $620,000 for the year ended April 30, 1996 from $543,000 for the year ended April 30, 1995. Income before taxes increased $139,000, or 16.4%. Net interest income decreased slightly between the periods as a result of a smaller interest rate margin as the Bank's yield on interest-earning assets increased less than its cost of interest-bearing liabilities. A decrease in the provision for loan losses of $74,000, an increase in other income of $126,000 and an increase in other expenses of $40,000 accounted for the change in income before taxes. The Bank's return on equity for the year ended April 30, 1996 was 7.00% compared with 6.55% for year ended April 30, 1995.

Net Interest Income. Net interest income decreased $21,000 to $2.4 million for the year ended April 30, 1996. Total interest income increased $816,000, or 15.2%, to $6.2 million for the year ended April 30, 1996 from $5.4 million for the year ended April 30, 1995. Although total interest income increased from year fiscal 1995 to fiscal 1996, this increase was offset by a greater increase in total interest expense as the Bank's interest rate spread decreased to 2.60% for fiscal 1996 from 2.96% for fiscal 1995. Interest income on loans receivable increased $776,000 between the periods primarily as a result of an increase in the average balance of loans to $71.4 million in fiscal 1996 from $64.9 million in fiscal 1995. An increase in the average yield on loans to 7.97% in fiscal 1996 from 7.57% in fiscal 1995, as interest rates moved up slightly and adjustable-rate loans adjusted upwards, also contributed to the increase in interest income on loans. Interest income on investment securities decreased $36,000 primarily due to the elimination of the Bank's mortgage-backed securities portfolio. The Bank began liquidating its remaining mortgage-backed securities portfolio in fiscal 1995 after receiving significant principal repayments in fiscal 1994 and 1993 so that the funds could be invested in higher yielding loans. The decrease in interest income from mortgage-backed securities was partially offset by an increase in interest income on U.S. Government and federal agency obligations, which resulted from an increase in the average yield on such securities despite a reduction in the average balance from fiscal 1995 to fiscal 1996. Interest income on interest-bearing deposits increased $76,000 between the periods as a result of an increase in the average balance to $3.1 million in fiscal 1996 from $2.2 million in fiscal 1995, as the Bank increased its liquidity in connection with increased loan originations and sales, and an increase in the average yield to 5.90% from 4.89%, which was due to higher market interest rates. Total interest expense increased $837,000, or 28.4%, to $3.8 million for the year ended April 30, 1996 from $2.9 million for the year ended April 30, 1995. Interest paid on deposits increased $717,000 between the periods, while interest paid on FHLB advances increased

$120,000. Interest paid on deposits increased due to a larger average balance of deposits in fiscal 1996 and an increase in the average rate paid. Though the average balance of NOW, money market and passbook accounts decreased to $14.7 million in fiscal 1996 from $17.1 million in fiscal 1995, the average balance of certificates of deposit increased to $53.3 million from $47.2 million. This shift from lower paying transaction accounts to higher paying certificate accounts together with an increase in market interest rates caused the average rate paid on deposits to increase to 5.09% in fiscal 1996 from 4.27% in fiscal 1995. Interest paid on FHLB advances increased primarily as a result of higher average balances in fiscal 1996 despite a decrease in the average rate paid on such advances.

Provision for Loan Losses. The provision for loan losses decreased to $44,000 for the year ended April 30, 1996 from $118,000 for the year ended April 30, 1995. The provision for loan losses was significantly larger in fiscal 1995 as the allowance was increased that year in response to net charge-offs in fiscal 1994 and the increase in the size of the loan portfolio.

Noninterest Income. Noninterest income increased $126,000, or 35.0%, to $486,000 for the year ended April 30, 1996 from $360,000 for the year ended April 30, 1995. Loan servicing fees increased $25,000 to $281,000 as a result of an increase in the amount of loans serviced for others. Service charges and fees increased $12,000 as a result of a larger number of accounts. Income from foreclosed assets decreased $15,000 as a result of the sale of such properties. In fiscal 1996, the Bank received a patronage dividend of $57,000 from the Bank's data processor.

Noninterest Expense. Noninterest expense increased $40,000 to $1.8 million for the year ended April 30, 1996. Employee salaries and benefits were essentially unchanged between fiscal 1996 and fiscal 1995. Occupancy costs increased $25,000, or 12.9%, between the periods due in part to the expansion of the Bank's main office. Advertising costs decreased $47,000, or 59.5%, due to an effort to reduce expenses. Data processing costs decreased $25,000, or 14.3%, as a result of entering into a five-year contract. Directors' fees increased $30,000 as three directors took emeritus status and three new directors were appointed.

Income Taxes. The provision for income taxes increased to $363,000 in fiscal 1996 from $302,000 in fiscal 1995 as a result of greater taxable income.

Yields Earned and Rates Paid
----------------------------
The earnings of the Company depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative size of the Company's interest-earning assets and interest-bearing liability portfolios.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spreads, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in information presented.

                                      Year Ended June 30,                 Year Ended April 30,
                                     ---------------------   ----------------------------------------------
                                              1997                     1996                     1995
                                     ---------------------   ----------------------   ---------------------
                                     Average         Yield/  Average          Yield/  Average         Yield/
                                     Balance Interest Cost   Balance Interest  Cost   Balance Interest Cost
                                     ------- -------- ----   ------- --------  ----   ------- -------- ----
                                                             (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net (1)          $83,936  $6,717  8.00%  $71,380  $5,689   7.97%  $64,942  $4,913  7.57%
  Mortgage-backed securities
   available for sale. . .               ---     ---   ---         1     ---   9.18       370      44 11.92
  U.S. Government and federal agency
   securities available for sale       2,746     180  6.55     3,895     253   6.48     4,335     240  5.54
  FHLB stock . . . . . . .               637      45  7.05       628      45   7.17       616      50  8.07
  Interest-bearing deposits            6,943     398  5.73     3,133     185   5.90     2,216     108  4.89
                                     -------  ------         -------  ------          -------  ------
     Total interest-bearing assets    94,262   7,340  7.79    79,037   6,172   7.81    72,479   5,355  7.39
Non-interest-earning assets            4,392                   3,695                    3,308
                                     -------                 -------                  -------
     Total assets. . . . .           $98,654                 $82,732                  $75,787
Interest-bearing liabilities:        =======                 =======                  =======
  NOW, money market and passbook
   accounts. . . . . . . .           $16,829     441  2.62   $14,728     387   2.62   $17,090     485  2.84
  Certificates of deposit.            53,470   3,065  5.73    53,273   3,077   5.78    47,237   2,262  4.79
                                     -------  ------         -------  ------          -------  ------
     Total average deposits           70,299   3,506  4.99    68,001   3,464   5.09    64,327   2,747  4.27
  FHLB advances. . . . . .             6,962     433  6.22     4,616     317   6.88     2,077     197  9.51
     Total interest-bearing          -------  ------         -------  ------          -------  ------
      liabilities                     77,261   3,939  5.10    72,617   3,781   5.21    66,404   2,944  4.43
Non-interest-bearing liabilities       1,349                   1,261                    1,097
                                     -------                 -------                  -------
     Total average liabilities        78,610                  73,878                   67,501
                                     -------                 -------                  -------
Average retained earnings.            20,044                   8,854                    8,286
     Total liabilities and retained  -------                 -------                  -------
      earnings . . . . . .           $98,654                 $82,732                  $75,787
                                     =======  ------         =======  ------          =======  ------
Net interest income. . . .                    $3,401                  $2,391                   $2,411
                                              ======                  ======                   ======
Interest rate spread . . .                            2.69%                    2.60%                   2.96%
Net interest margin. . . .                      3.61%                   3.02%                    3.33%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities                          122.00%                 108.84%                  109.15%
_______________
(1)  Average loans receivable include nonaccruing loans.  Interest income does not include interest on loans
     90 days or more past due.
                                                                       -10-

The following table sets forth (on a consolidated basis) the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                                      Year
                                                    At        At      Ended
                                                  June 30, April 30, April 30,
                                                   1997      1996      1995
                                                   ----      ----      ----
Weighted average yield earned on:
 Loans receivable, net . . . . . . . . .           8.07%     7.76%     7.57%
 Mortgage-backed securities available
  for sale . . . . . . . . . . . . . . .            ---       ---     11.92
 U.S. Government and federal agency
  obligations available for sale . . . .           6.18      6.08      5.54
 FHLB stock. . . . . . . . . . . . . . .           6.98      6.71      8.07
 Interest-bearing deposits . . . . . . .           5.43      3.42      4.89

 All interest-earning assets . . . . . .           7.85      7.61      7.39

Weighted average rate paid on:
 NOW, money market and passbook accounts           2.97      2.63      2.84
 Certificate accounts. . . . . . . . . .           5.78      5.80      4.79
 FHLB advances . . . . . . . . . . . . .           5.84      6.75      9.51

 All interest-bearing liabilities. . . .           5.25      5.23      4.43

Interest rate spread (spread between
 weighted average yield earned on all
 interest-earning assets and weighted
 average rate paid on all interest-
 bearing liabilities). . . . . . . . . .           2.60      2.38      2.96

The following table sets forth the effects of changing rates and volume on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate/volume (changes in rate multiplied by changes in volume).

                         Year Ended June 30,         Year Ended April 30,
                        1997 Compared to Year        1996 Compared to Year
                         Ended April 30, 1996         Ended April 30, 1995
                       Increase (Decrease) Due to  Increase (Decrease) Due to
                       --------------------------  --------------------------
                                       Rate/                     Rate/
                         Rate  Volume  Volume Net   Rate  Volume Volume  Net
                                     (Dollars in Thousands)
Interest income:
 Loans receivable, net . $ 23  $1,001  $ 4  $1,028  $ 263  $ 487  $ 26  $ 776
 Mortgage-backed
  securities . . . . . .   ---    ---  ---     ---    (10)   (44)   10    (44)
 U.S. Government and
  federal agency
  obligations. . . . . .     3    (75)  (1)    (73)    41    (25)   (4)    12
 FHLB stock. . . . . . .    (1)     1  ---     ---     (5)     1   ---     (4)
 Interest-bearing deposits  (5)   224   (6)    213     22     45     9     76
  Total net change in    ----- ------  ---  ------  -----  -----  ----  -----
   income on interest-
   earning assets           20  1,151   (3)  1,168    311    464    41    816

Interest expense:
 NOW, money market and
  passbook accounts. . .     7     55    1      63    (36)   (67)    5    (98)
 Certificates of deposit   (32)    11  ---     (21)   466    289    60    815
 FHLB advances . . . . .   (30)   161  (15)    116    (54)   241   (67)   120
  Total net change in    ----- ------  ---  ------  -----  -----  ----  -----
   expense on interest-
   bearing liabilities .   (55)   227  (14)    158    376    463    (2)   837
Net change in net        ----- ------  ---  ------  -----  -----  ----  -----
 interest income . . . . $  75 $  924  $11  $1,010  $ (65) $   1  $ 43  $ (21)
                         ===== ======  ===  ======  =====  =====  ====  =====

Liquidity and Capital Resources
-------------------------------
The Company's principal sources of funds are cash receipts from deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans and loan participations, proceeds from maturing securities, FHLB advances and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances of unspecified amounts. The Bank must hold an unencumbered portfolio of eligible one-to four-family residential mortgages with a book value of not less than 150% of the indebtedness. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Company's liquidity ratio at June 30, 1997, was approximately 6.6%. The Company maintains a higher level of liquidity than required by regulation in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

Liquidity management is both an ongoing and long-term component of the Company's asset/liability management strategy. Excess funds generally are invested in interest-bearing deposits at the FHLB of Des Moines. Should the Company require funds beyond its ability to generate them internally, additional sources of
funds are available through advances from the FHLB.   The primary investing
activity of the Company is the origination of mortgage loans. During the year ended June 30, 1997, the Company originated mortgage loans in the amount of $48.0 million. The Company did not purchase any one- to four-family mortgage loans. Other investing activities include investing in interest-bearing deposits and the purchase of U.S. Government obligations.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended June 30, 1997, two months ended June 30, 1996 and years ended April 30, 1996 and 1995, the Company (or the Bank) used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 1997, the Company had loan commitments outstanding of $12.3 million of which $0.3 million is for fixed rate loans ranging from 7.875 to 8.25%.

Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Company. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Company has had some success in lengthening the maturity of its certificate of deposit portfolio, a component of its asset/liability management strategy. At June 30, 1997, certificates of deposit amounted to $52.0 million, or 77.0% of total deposits, including $33.2 million which were scheduled to mature within one year of June 30, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, as necessary, borrowings in the form of FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company is not subject to any regulatory capital requirements. The Bank is subject to certain capital requirements imposed by the OTS. The Bank satisfied each of these requirements at June 30, 1997. See Note I of the Consolidated Financial Statements.

New Accounting Standards
------------------------
See Note A to the Consolidated Financial Statements.

Effect of Inflation and Changing Prices
---------------------------------------
The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                         MOORE, HORTON & CARLSON, P.C.
MH&C                     CERTIFIED PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------
       510 South Muldrow,    P.O. Box 775    Mexico, Missouri 65265
              Phone (573) 581-6773  FAX (573) 581-3209

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
Fulton Bancorp, Inc. and Subsidiary
Fulton, Missouri

We have audited the accompanying consolidated statements of financial condition of Fulton Bancorp, Inc. and subsidiary ("Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 1997, for the two months ended June 30, 1996 and for the years ended April 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the year ended June 30, 1997, for the two months ended June 30, 1996 and for the years ended April 30, 1996 and 1995, in conformity with generally accepted accounting principles.

As described in Note A, the Company changed its method of accounting for investment securities on May 1, 1994, for impaired loans on May 1, 1995, and for mortgage servicing rights on May 1, 1996.

/s/ Moore Horton & Carlson, P.C.

Mexico, Missouri
September 3, 1997
                                    -14-
                     MEXICO * SEDALIA * MARSHAL * COLUMBIA

Fulton Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 June 30
                                          1997               1996

ASSETS

Cash (includes interest-bearing
 deposits of $6,318,514 and
  $1,306,320, respectively)                   $  7,095,493   $ 3,154,143
Investment securities, available-
 for-sale--Note B                                1,899,023     3,207,529
Stock in Federal Home Loan Bank
(FHLB) of Des Moines                               637,200       637,200
Loans held for sale                              4,463,220     2,525,420
Loans receivable--Note C                        83,713,591    76,563,552
Accrued interest receivable--Note D                728,882       704,619
Premises and equipment--Note E                   1,482,623     1,397,734
Foreclosed real estate--Note C                     197,525       197,525
Other assets                                       339,295       382,920
                                              ------------   -----------
                               TOTAL ASSETS   $100,556,852   $88,770,642
                                              ============   ===========
LIABILITIES AND EQUITY

Liabilities
 Deposits--Note F                             $ 67,509,145   $71,288,169
 Advances from Federal Home Loan
  Bank of Des Moines--Note H                     6,500,000     7,000,000
 Advances from borrowers for property
  taxes and insurance                              756,950       745,842
 Accrued interest payable                           96,318        99,691
 Other liabilities                                 437,104       363,085
                                              ------------   -----------
                          TOTAL LIABILITIES     75,299,517    79,496,787

Commitments and contingencies--Notes L and M

Stockholders' Equity--Notes I, J and O
  Preferred stock, $.01 par value,
   1,000,000 shares authorized, none issued            ---           ---
  Common stock, $.01 par value, 6,000,000
   shares authorized, 1,719,250 shares
   issued and outstanding                           17,193           ---
  Additional paid-in capital                    16,600,967           ---
  Retained earnings - substantially
   restricted--Note I                            9,910,443     9,260,375
  Unearned ESOP shares--Note J                  (1,271,674)          ---
  Unrealized gain on securities
   available-for-sale                                  406        13,480
                                              ------------   -----------
                 TOTAL STOCKHOLDERS' EQUITY     25,257,335     9,273,855
                                              ------------   -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $100,556,852   $88,770,642
                                              ============   ===========

See accompanying notes to consolidated financial statements.


Fulton Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year ended June 30, 1997, two months ended June 30, 1996 and year ended April 30, 1996 and 1995
                                                                                     Unrealized
                                                                                     Gain (Loss)
                                                                                        on
                                                                                     Securities
                                                                                     Available-   Total
                            Common Stock     Additional                 Unearned     For-Sale,    Stock-
                           ---------------   Paid-In        Retained     ESOP          Net of     holders'
                           Shares   Amount   Capital       Earnings     Shares          Tax       Equity
                           ---------------------------------------------------------------------------------
Balance at April 30, 1994   ---   $    ---   $       ---   $7,933,083   $      ---   $    ---     $7,933,083
Adoption of accounting
 change to record net
 unrealized gain on
 securities available-
 for-sale at May 1, 1994    ---        ---           ---          ---          ---     (4,490)       (4,490)
Net income                  ---        ---           ---      542,735          ---        ---       542,735
Change in unrealized gain
 (loss) on securities
 available-for-sale,
 net of tax                 ---        ---           ---          ---          ---     12,823        12,823
BALANCE AT
APRIL 30, 1995              ---        ---           ---    8,475,818          ---      8,333     8,484,151
Net income                  ---        ---           ---      620,076          ---        ---       620,076
Change in unrealized gain
 (loss) on securities
 available-for-sale,
 net of tax                 ---        ---           ---          ---           ---    12,516        12,516
BALANCE AT
APRIL 30, 1996              ---        ---           ---    9,095,894           ---    20,849     9,116,743
Net income                  ---        ---           ---      164,481           ---       ---       164,481
Change in unrealized gain
 (loss) on securities
 available-for-sale,
 net of tax                 ---        ---           ---          ---           ---    (7,369)       (7,369)
BALANCE AT
JUNE 30, 1996               ---        ---           ---    9,260,375           ---    13,480     9,273,855
Net income                  ---        ---           ---      821,993           ---       ---       821,993
Net proceeds from
 issuance of common
 stock--Note M        1,719,250     17,193    16,531,937          ---           ---       ---    16,549,130
Common stock issued to
 Employee Stock Ownership
 Plan (ESOP)--Note J        ---        ---           ---          ---    (1,375,400)      ---    (1,375,400)
Release of ESOP shares      ---        ---        69,030          ---       103,726       ---       172,756
Change in unrealized
 gain (loss) on
 securities
 available-for-sale,
 net of tax                 ---        ---           ---          ---           ---   (13,074)      (13,074)
Dividends paid
 ($.10 per share)           ---        ---           ---     (171,925)          ---       ---      (171,925)
BALANCE AT
JUNE 30,
 1997                 1,719,250   $ 17,193   $16,600,967   $9,910,443   $(1,271,674) $    406   $25,257,335

See accompanying notes to consolidated financial statements

                                                         -16-

Fulton Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

                                               Two
                                 Year         Months
                                 Ended        Ended     Year Ended April 30
                                 June 30,    June 30,  ----------------------
                                  1997        1996        1996         1995
                                  ----        ----        ----         ----
Interest Income
 Mortgage loans                $5,872,624  $  952,973  $4,914,438  $4,264,882
 Consumer and other loans         843,975     143,672     774,757     648,032
 Investment securities            224,874      43,444     297,716     334,147
 Interest-bearing deposits        398,091       8,980     184,777     108,381
                               ----------  ----------  ----------  ----------
   Total Interest Income        7,339,564   1,149,069   6,171,688   5,355,442

Interest Expense
 Deposits -- Note F             3,505,186     600,412   3,463,533   2,746,790
 Advances from FHLB               433,248      64,842     317,497     197,451
                               ----------  ----------  ----------  ----------
   Total Interest Expense       3,938,434     665,254   3,781,030   2,944,241
                               ----------  ----------  ----------  ----------
   Net Interest Income          3,401,130     483,815   2,390,658   2,411,201

Provision for Loan Losses --
 Note C                           120,000      25,000      44,242     118,000
  Net Interest Income After    ----------  ----------  ----------  ----------
   Provision for Loan Losses    3,281,130     458,815   2,346,416   2,293,201

Noninterest Income (Loss)
 Loan servicing fees              317,735      50,747     280,525     255,386
 Service charges and other fees   139,874      24,370     129,588     117,469
 Income from foreclosed assets      8,893       1,577      10,282      24,783
 Gain on sale of loans            158,436         ---         ---         ---
 Loss on sale of investments --
  Note B                              ---         ---         ---     (55,290)
 Gain on sale of other assets       9,780      40,823         ---         ---
 Other                              3,796       1,840      65,113      17,260
                               ----------  ----------  ----------  ----------
  Total Noninterest Income        638,514     119,357     485,508     359,608

Noninterest Expense
 Employee salaries and
  benefits                      1,088,227     151,347     878,770     884,224
 Occupancy costs                  273,511      40,410     222,514     197,101
 Advertising                       54,492       6,473      31,751      78,403
 Data processing                  183,759      32,687     152,755     178,193
 Federal insurance premiums       511,473      30,782     153,182     148,711
 Directors' fees                   86,543      14,424      87,223      56,875
 Other                            428,646      40,068     322,653     265,067
                               ----------  ----------  ----------  ----------
  Total Noninterest Expense     2,626,651     316,191   1,848,848   1,808,574
                               ----------  ----------  ----------  ----------
   INCOME BEFORE INCOME TAXES   1,292,993     261,981     983,076     844,235
Income Taxes--Note G              471,000      97,500     363,000     301,500
                               ----------  ----------  ----------  ----------
                  NET INCOME   $  821,993  $  164,481  $  620,076  $  542,735
                               ==========  ==========  ==========  ==========
Net income per share           $      .52  $      N/A  $      N/A  $      N/A
                               ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Two Months
                                           Ended
                           Year Ended     June 30,     Year Ended April 30
                          June 30, 1997     1996        1996        1995
                          --------------------------------------------------
-CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                $    821,993   $  164,481  $   620,076  $   542,735
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities
 Depreciation and
  amortization                 167,648       21,511      126,863      119,185
 Amortization of premiums
  and discounts                 (9,401)      (3,090)      (1,167)      20,796
 Provisions for loan losses    120,000      (25,000)      44,242      118,000
 Deferred income taxes           8,500        5,600        5,000        8,000
 Proceeds from sales of
  loans held for sale       22,352,416    2,465,482   22,632,003   11,808,305
 Originations of loans held
  for sale                 (24,288,113)    (707,758) (24,364,659) (12,381,739)
 Stock and patronage dividends     ---       47,326      (44,421)         ---
 Loss on sale of securities
  available-for-sale               ---          ---          ---       55,290
 ESOP shares released          172,755          ---          ---          ---
 Change to assets and
  liabilities increasing
  (decreasing) cash flows
  Accrued interest receivable  (24,263)     (97,047)    (114,519)     (33,641)
  Other assets                (377,771)     (23,877)     (43,591)     (38,656)
  Accrued interest payable      (3,373)    (199,822)      27,872       68,186
  Other liabilities             73,238      217,562      (91,319)     (21,191)
NET CASH PROVIDED BY       -----------  -----------  -----------   ----------
 (USED IN) OPERATING
          ACTIVITIES          (986,371)   1,865,368   (1,203,620)     265,270

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Purchase of investment
  securities, available-
  for-sale                  (1,202,890)         ---     (193,687)  (1,978,521)
 Proceeds from maturities
  of investment securities
  available-for-sale         2,500,004          ---    1,200,899       32,401
 Proceeds from sales of
  investment securities
  available-for-sale               ---          ---          ---    3,136,792
 Loans originated, net of
  repayments                (7,272,142)  (4,622,561)  (5,837,654)  (6,678,253)
 Purchase of mortgage loans        ---          ---     (484,200)    (946,148)
 Purchase of premises and
  equipment                   (239,684)    (110,954)    (307,182)     (85,076)
 Carrying value of other
  real estate investment
   disposal                    408,543          ---          ---          ---
 Expenditures on foreclosed
  real estate                      ---          ---       (3,099)         ---
    NET CASH USED IN       -----------  -----------  -----------   ----------
    INVESTING ACTIVITIES    (5,806,169)  (4,733,515)  (5,624,923)  (6,518,805)

Fulton Bancorp, Inc. and Subsidiary

                                         Two Months
                                           Ended
                           Year Ended     June 30,     Year Ended April 30
                          June 30, 1997     1996        1996        1995
                          --------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Net increase (decrease)
  in deposits             $ (3,779,024)  $  972,248  $ 5,111,241  $   574,591
 Advances from FHLB
   Borrowings               11,500,000    2,000,000    1,500,000    6,500,000
   Repayments              (12,000,000)         ---   (1,000,000)  (2,000,000)
  Net increase (decrease)
   in advances for
   taxes and insurance          11,108      126,303      (47,393)      44,954
 Proceeds from sale of
  common stock              16,549,131          ---          ---          ---
 Loan to ESOP               (1,375,400)         ---          ---          ---
 Dividends paid               (171,925)         ---          ---          ---
    NET CASH PROVIDED BY  ------------  -----------  -----------   ----------
    FINANCING ACTIVITIES    10,733,890    3,098,551    5,563,848    5,119,545
NET INCREASE (DECREASE)   ------------  -----------  -----------   ----------
                 IN CASH     3,941,350      230,404   (1,264,695)  (1,133,990)
Cash, beginning of period    3,154,143    2,923,739    4,188,434    5,322,424
                          ------------  -----------  -----------   ----------
     CASH, END OF PERIOD  $  7,095,493  $ 3,154,143  $ 2,923,739  $ 4,188,434
                          ============  ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 Cash paid for
  Interest on deposits    $  3,501,813  $   400,579  $ 3,753,158  $ 2,876,055
  Interest on FHLB        ============  ===========  ===========  ===========
   advances               $    433,248  $    64,842  $   317,947  $   197,451
                          ============  ===========  ===========  ===========
  Income tax              $    288,000  $    81,270  $   247,100  $   374,321
                          ============  ===========  ===========  ===========
 Noncash investing and
  financing activities
  are as follows
  Loans to facilitate
   sales of real estate   $        ---  $       ---  $    77,805  $    70,500
                          ============  ===========  ===========  ===========
 Foreclosed real estate
  acquired by foreclosure
  or deed in lieu of
  foreclosure             $        ---  $       ---  $   267,861  $    92,617
                          ============  ===========  ===========  ===========
 Stock and patronage
  dividends               $        ---  $       ---  $    59,826  $       ---
                          ============  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying reporting policies and practices of Fulton Bancorp, Inc. (the "Company") and subsidiary conform to generally accepted accounting principles
(GAAP) and to prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

Nature of Operations: The Company, a Delaware corporation, was incorporated in May, 1996 for the purpose of becoming the holding company of Fulton Savings Bank, FSB ("Bank"). On October 17, 1996, the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering and acquired all of the outstanding capital stock of the Bank.

The Bank provides a variety of financial services to individual and corporate customers through its headquarters located in Fulton, Missouri and its branch located in Holts Summit, Missouri. The Bank's primary deposit products are interest-bearing checking and savings accounts and certificates of deposit. Its primary lending products are one-to four-family residential loans.

Principles of Consolidation and Change in Fiscal Year: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly-owned subsidiary, Multi-Purpose Service Agency, Inc., whose activities consist principally of selling mortgage redemption insurance to the Bank's customers. Significant intercompany balances and transactions have been eliminated in consolidation.

On November 13, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from April 30 to June 30. Accordingly, the accompanying consolidated statements of income and stockholders' equity and cash flows include the transition period from May 1, 1996 to June 30, 1996.

Investment Securities: Effective May 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which established three classifications of investment securities: trading, held-to-maturity and available-for-sale. Trading securities are acquired principally for the purpose of near-term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of equity.

Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the classification of all securities as available-for-sale. At June 30, 1997 and 1996 the Company had no securities designated as trading or held-to-maturity.

Stock in Federal Home Loan Bank of Des Moines: Stock in the FHLB is stated at cost and the amount of stock held is determined by regulation. No ready market exists for such stock and it has no quoted market value. Loans Held for Sale:
Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Gains and losses, if any, on the sale of these loans are determined using the specific identification method.

Loans Receivable: Loans receivable are carried at unpaid principal balances, less the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

The Company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage is the Company's primary loan investment.

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual basis.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Impaired Loans: The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective May 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

Management applies its normal loan review procedures in determining when a loan is impaired. All nonaccrual loans are considered impaired. Impaired loans are assessed individually and impairment identified when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flow, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible. Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Loan Servicing: Effective May 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" (an amendment to SFAS No. 65). SFAS No. 122 was subsequently superseded by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Both statements generally require entities that sell or securitize loans and retain mortgage servicing rights to allocate the total cost of the mortgage loan to the mortgage servicing right and the loan based on their relative fair value. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and evaluated for impairment based on fair value.

Premises and Equipment: Premises and equipment have been stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to fifty years.

Foreclosed Real Estate: Real estate acquired in settlement of loans is carried at the lower of the balance of the related loan at the time of foreclosure or fair value less the estimated costs to sell the asset. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair market value.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences, attributable to differences between the financial statement carrying amounts of existing assets and labilities and their respective income tax bases. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Statements of Cash Flows: For purposes of the cash flows, cash and amounts due from depository institutions and interest-bearing deposits in other banks with a maturity of three months or less at date of purchase are considered cash equivalents.

Risk and Uncertainties: The Company is a community-oriented financial institution which provides traditional financial services within the areas it serves. The Company is engaged primarily in the business of attracting deposits from the general public using these funds to originate one- to four-family residential mortgage loans located primarily in Fulton, Missouri, Callaway County, and its contiguous counties. The Company's principal market area consists of rural communities and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in that area. This geographic concentration is considered in management's establishment of the allowance for loan losses.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

In the normal course of its business, the Company encounters two significant types of risk, economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more or less rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Company.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examination.

Net Income Per Share: Net income per share of common stock has been computed on the basis of the weighted-average number of shares of common stock and common stock equivalents assumed to be outstanding. The calculation assumes the common stock issued in 1996 has been outstanding for all periods and considers ESOP shares which have been committed to be released as outstanding.

New Accounting Standards: In February 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 128, Earnings per Share and No. 129, Disclosure of Information about Capital Structure. Both statements are effective for financial statements issued after December 15, 1997. Statement No. 128 establishes standards for computing and presenting earnings per share
(EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement No. 129 establishes standards for disclosing information about an entity's capital structure.

In June 1997, the FASB issued Statements No. 130, Reporting of Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. Both statements are effective for financial statements for periods beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. An enterprise shall continue to display an amount for net income but will also be required to display other comprehensive income, which includes other changes in equity. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Upon adoption, these statements will not have a significant effect upon the presentation of the Company's financial statements.

Reclassification: Certain amounts in the April 30, 1996 and 1995 consolidated financial statements have been reclassified to conform with the June 30, 1997 presentation.

NOTE B--INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

                                              Gross Unrealized
                                   Amortized  ----------------   Fair
                                     Cost      Gains   Losses    Value
                                  ---------------------------------------
U.S. Government obligations
 June 30, 1997                    $1,898,378  $ 3,744  $3,099  $1,899,023

 June 30, 1996                    $3,186,090  $24,315  $2,876  $3,207,529

The scheduled maturities of debt securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                        Amortized          Fair
                                          Cost             Value
                                       ---------------------------
Amounts maturing:
 One year or less                      $  751,306       $  754,049
 After one through five years           1,147,072        1,144,974
                                       ----------       ----------
                                       $1,898,378       $1,899,023
                                       ==========       ==========

Investment securities were pledged to secure deposits as required or permitted by law, with a carrying value of $1,228,727 and $1,308,150 and a fair value of $1,228,267 and $1,316,611 at June 30, 1997 and 1996, respectively.

Investments securities available-for-sale were sold in 1995 for total gross proceeds of $3,136,792, which resulted in gross realized losses of $55,290 for the year ended April 30, 1995.

NOTE C--LOANS RECEIVABLE

Loans receivable consist of the following at June 30:

                                                    1997         1996
                                                -------------------------
Mortgage loans:
 One-to four-family residences                  $53,461,377   $47,926,984
 Multi-family                                     4,278,995     3,811,267
 Commercial                                       9,506,609     9,839,848
 Construction                                    11,295,154     8,489,673
 Land                                             3,524,482     1,725,507
                                                -----------   -----------
                                                 82,066,617    71,793,279
 Less undisbursed portion of mortgage loans       6,958,581     4,179,347
                                                -----------   -----------
                                                 75,108,036    67,613,932
Consumer and other loans:
 Consumer                                         6,447,397     6,609,658
 Automobile                                       1,793,229     2,025,522
 Savings                                            196,365       324,568
 Commercial                                         257,226       290,399
 Equity line of credit                              440,896       341,895
 Education                                          385,397       155,863
 Other                                                4,360         1,576
                                                -----------   -----------
                                                  9,524,870     9,749,481
                                                -----------   -----------
                                                 84,632,906    77,363,413
Less allowance for loan losses                      919,315       799,861
                                                -----------   -----------
                                                $83,713,591   $76,563,552
                                                ===========   ===========

In the normal course of business, the Company has made loans to its directors and officers. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors and officers total approximately $454,600 and $517,400 at June 30, 1997 and 1996, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $90,436,230 and $84,572,454 at June 30, 1997 and 1996, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $654,237 and $574,646 at June 30, 1997 and 1996, respectively.

Mortgage servicing rights of $158,436 were capitalized during the year ended June 30, 1997. Amortization of mortgage servicing rights totaled $3,567 for the year ended June 30, 1997. The unamortized balance of $154,869 approximated the fair value of such rights at June 30, 1997, and is included in other assets in the accompanying consolidated statement of financial condition.

The Company had loans serviced by others amounting to $2,400,282 and $2,602,273 at June 30, 1997 and 1996, respectively.

Allowance for loan losses is as follows:
                                            Two
                                 Year      Months
                                 Ended      Ended
                                June 30,   June 30,   Year Ended April 30
                                 1997       1996       1996        1995
                                -----------------------------------------

Balance, beginning of period    $799,861   $782,070   $761,897   $665,068
Provision for loan losses        120,000     25,000     44,242    118,000
Charge-offs                      (16,207)    (9,079)   (27,391)   (49,071)
Recoveries                        15,661      1,870      3,322     27,900
                                --------   --------   --------   --------
     BALANCE, END OF PERIOD     $919,315   $799,861   $782,070   $761,897
                                ========   ========   ========   ========

At June 30, 1997, the recorded investment in impaired loans, for which there is no need for a valuation allowance based upon the measure of the loan's fair value of the underlying collateral, was $160,130. The average recorded investment in impaired loans during the year ended June 30, 1997, was $176,466, and the related interest income that would have been recorded had the loans been current in accordance with their original terms amounted to approximately $26,000. The amount of interest included in interest income on such loans for the year ended June 30, 1997, amounted to approximately $16,000. The allowance for losses on foreclosed real estate is $-0- at June 30, 1997 and 1996, and $6,051 at May 1, 1995.

NOTE D--ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consist of the following at June 30:

                                            1997            1996
                                          ------------------------

Loans                                     $707,553        $638,964
Investments securities                      21,329          65,655
                                          --------        --------
                                          $728,882        $704,619
                                          ========        ========

NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consist of the following at June 30:

                                            1997            1996
                                          ------------------------

Land                                    $  129,705      $  129,705
Building and improvements                1,203,216       1,061,747
Furniture and equipment                  1,278,163       1,182,615
                                        ----------      ----------
                                         2,611,084       2,374,067
Less accumulated depreciation
 and amortization                        1,128,461         976,333
                                        ----------      ----------
                                        $1,482,623      $1,397,734
                                        ==========      ==========

NOTE F--DEPOSITS

Deposit account balances are summarized as follows at June 30:

                        Weighted
                        Average
                         Rate               1997                1996
                        At June 30, -------------------  -------------------
                           1997        Amount       %       Amount       %
                        ----------------------------------------------------

Non-interest-bearing        ---%    $ 1,854,501    2.7%  $ 1,897,882    2.7%
NOW                        2.63       4,930,834    7.3     4,432,915    6.2
Money Market               3.44       2,767,325    4.1     3,032,766    4.3
Passbook savings           3.03       5,918,794    8.8     5,951,383    8.3
                                    -----------  -----   -----------  -----
                                     15,471,454   22.9    15,314,946   21.5

Certificates of deposit:
  3.00 to 3.99%            3.65         103,168     .2        83,320     .1
  4.00 to 4.99%            4.92       1,669,189    2.5     6,306,033    8.9
  5.00 to 5.99%            5.56      33,132,580   49.1    28,898,631   40.5
  6.00 to 6.99%            6.24      16,066,691   23.8    17,962,709   25.2
  7.00 to 7.99%            7.12       1,043,101    1.5     2,705,423    3.8
  8.00 to 8.99%            8.06          22,962    ---        17,107    ---
                                    -----------  -----   -----------  -----
                           5.78      52,037,691   77.1    55,973,223   78.5
                                    -----------  -----   -----------  -----
                                    $67,509,145  100.0%  $71,288,169  100.0%
                                    ===========  =====   ===========  =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $5,923,000 and $6,075,000 at June 30, 1997 and 1996,
respectively.  Deposits over $100,000 are not federally insured.

The Company held deposits of approximately $1,133,604 and $1,669,863 for its directors and officers at June 30, 1997 and 1996, respectively.

At June 30, 1997, contractual maturities of certificates of deposit are as follows:

   Stated                              Year Ended June 30
Interest Rate      1998         1999       2000      2001      2002     After
-------------  ---------------------------------------------------------------

3.00 to 3.99%  $   103,168 $       --- $      --- $      --- $    --- $   ---
4.00 to 4.99%    1,580,942         ---        ---     88,247      ---     ---
5.00 to 5.99%   24,483,831   6,826,712  1,596,103    225,934      ---     ---
6.00 to 6.99%    6,893,644   3,861,877  3,774,108    687,542  797,520  52,000
7.00 to 7.99%      194,603     541,638    306,860        ---      ---     ---
8.00 to 8.99%        8,855         ---        ---        ---      ---  14,107
               ----------- ----------- ---------- ---------- -------- -------
               $33,265,043 $11,230,227 $5,677,071 $1,001,723 $797,520 $66,107
               =========== =========== ========== ========== ======== =======

Interest expense on deposits are as follows:

                                           Two
                               Year        Months
                               Ended       Ended
                               June 30     June 30     Year Ended April 30
                                 1997        1996        1996        1995
                              ----------------------------------------------

NOW, Money Market and
 Passbook savings accounts    $  449,175   $ 65,873   $  386,380  $  484,797
Certificate accounts           3,056,011    534,539    3,077,153   2,261,993
                              ----------   --------   ----------  ----------
                              $3,505,186   $600,412   $3,463,533  $2,746,790
                              ==========   ========   ==========  ==========
NOTE G--INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                           Two
                               Year        Months
                               Ended       Ended
                               June 30     June 30     Year Ended April 30
                                 1997        1996        1996        1995
                              ----------------------------------------------

Current                       $479,500    $103,100     $368,000    $309,500
Deferred (benefit)              (8,500)     (5,600)      (5,000)     (8,000)
                              --------    --------     --------    --------
                              $471,000    $ 97,500     $363,000    $301,500
                              ========    ========     ========    ========

In addition, the Company recorded deferred income tax (benefit) to equity relating to unrealized gains and losses on investment securities available-for-sale of $(7,719), $(4,349), $7,388 and $7,571 for the year ended June 30, 1997, the two months ended June 30, 1996 and years ended April 30, 1996 and 1995, respectively.

The provision for income taxes as shown on the consolidated statements of income differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:

                                 Two Months
                 Year Ended     Ended June 30      Year Ended April 30
               June 30, 1997        1996           1996           1995
              ---------------------------------------------------------------

Income tax
 expense at
 statutory
 rates        $439,618  34.0%  $89,074  34.0%  $334,239 34.0% $287,091  34.0%
Increase
 (decrease)
 resulting
 from:
 State
 income
 taxes, net
 of federal
 benefit        31,020   2.4     8,910   3.4     21,120  2.1    24,090   2.8
 Other, net        362   ---      (484)  (.2)     7,641  0.8    (9,681) (1.1)
              --------  -----  -------  -----  -------- ----- --------  ----
              $471,000  36.4%  $97,500  37.2%  $363,000 36.9% $301,500  35.7%
              ========  ====   =======  ====   ======== ====  ========  ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities included in other liabilities at June 30 are as follows:

                                           1997              1996
Deferred tax assets
 Allowance for loan losses                $320,400         $249,300
Deferred tax liabilities
Depreciation                              (125,860)        (120,880)
 FHLB stock dividend                       (76,040)         (75,920)
 Unrealized gain on available-
  for-sale securities                         (240)          (7,959)
 Gain on sale of loans                     (57,500)             ---
                                          --------         --------
              NET DEFERRED TAX ASSET      $ 60,760         $ 44,541
                                          ========         ========

NOTE H--ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES (FHLB)

Advances from FHLB consist of the following at June 30:

                                      Interest
                        Stated        Rate at
  Maturity             Interest       June 30,
    Date                 Rate           1997        1997            1996
---------------------------------------------------------------------------

August 30, 1996          6.50%          6.50%    $      ---      $2,000,000
March 20, 1997           7.12           7.12            ---       2,500,000
April 11, 1997        Variable          5.90            ---         500,000
August 19, 1996          5.58           5.58            ---       1,000,000
September 19, 1996       5.71           5.71            ---       1,000,000
October 17, 1997         5.83           5.83      1,000,000             ---
November 18, 1997        5.48           5.48      1,000,000             ---
November 28, 1997        5.70           5.70      2,000,000             ---
March 20, 1998           6.11           6.11      2,500,000             ---
                                                 ----------      ----------
                                                 $6,500,000      $7,000,000
                                                 ==========      ==========

The Company has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts. The Company must hold an unencumbered portfolio of eligible one- to four-family residential mortgages with a book value of not less than 150% of the indebtedness.

NOTE I--EQUITY

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") of 1989, as implemented by a rule promulgated by OTS, saving institutions are required to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum of 3.0% core/leverage capital ratio, and a minimum 8% total risk-based capital. FIRREA also restricts investment activities with respect to noninvestment grade corporate debt and certain other investments and increases the required ratio of housing-related assets in order to qualify as a savings institution.

The following table presents the Bank's capital position relative to its regulatory capital requirements under FIRREA at June 30, 1997:

                                                 Regulatory Capital
                                           Tangible    Core    Risk-based
                                           ------------------------------
                                              (dollars in thousands)

GAAP capital                                $17,006   $17,006    $17,006
Adjustments to capital:
 Net deferred income tax asset                  (61)      (61)       (61)
 General valuation allowances as defined        ---       ---        758
 Foreclosed real estate                         ---       ---       (198)
                                            -------   -------    -------
                       REGULATORY CAPITAL    16,945    16,945     17,505

Regulatory capital requirement                1,509     3,017      4,852
                                            -------   -------    -------
                EXCESS REGULATORY CAPITAL   $15,436   $13,928    $12,653
                                            =======   =======    =======

Regulatory capital ratio                      16.85%    16.85%     28.86%
Regulatory capital requirement                 1.50      3.00       8.00
                                            -------   -------    -------
          EXCESS REGULATORY CAPITAL RATIO     15.35%    13.85%     20.86%
                                            =======   =======    =======

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories
defined in implementing regulations.   Institutions such as the Bank, which are
defined as "well capitalized", must generally have a leverage capital (core) ratio of at least 5%, a tier risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In November 1994, the OTS revised its regulations whereby unrealized gains or losses on available- for-sale securities accounted for under SFAS No. 115 are not considered in the determination of regulatory capital. FDICIA also provided for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions and other changes in the legal and regulatory environment for institutions.

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts, which differs from the provisions for such losses charged to income. Accordingly, retained earnings at June 30, 1997, includes income of approximately $1,900,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb loan losses, federal income taxes may be imposed at the then applicable rates. The Bank's retained earnings at June 30, 1997, were substantially restricted because of the effect of these bad debt reserves.

NOTE J--EMPLOYEE BENEFITS

The Company has a 401(k) salary reduction plan that covers all employees meeting specific age and length of service requirements. Under the plan, the Company matches up to 3 percent of participating employees' salaries. Pension costs recognized under the plan totalled $19,215, $3,036, $19,330, and $17,913 for the year ended June 30, 1997, the two months ended June 30, 1996, and the years ended April 30, 1996 and 1995, respectively.

In connection with the conversion from mutual to stock form, the Company established an employee stock ownership plan for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty- one and completing one year of service.

The ESOP borrowed $1,375,400 from the Company to fund the purchase of 137,540 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the common stock and is to be repaid in equal quarterly installments of principal and interest payable through September 2006 at 8.25% interest. The intercompany ESOP note and related interest were eliminated in consolidation.

The Company makes quarterly contributions to the ESOP which are equal to the debt service less dividends on unallocated ESOP shares used to repay the loan. Dividends on allocated shares will be paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service.

Effective with the date of the stock conversion, the Company adopted Statement of Position ("SOP") 93-6. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the year ended June 30, 1997 was $242,004. The fair value of unreleased shares based on market price of the Company's stock was $2,559,236 at June 30 1997.

The number of ESOP shares at June 30, 1997 are summarized as follows:

 Allocated shares                                                 3,458
 Shares released for allocation                                   6,915
 Unreleased shares                                              127,167
                                                                -------
                                                                137,540
                                                                =======

NOTE K--INCENTIVE PLANS

Management Recognition Plan and Trust ("MRP"): The Company intends to seek approval of the MRP at its annual meeting of stockholders as a method of providing its officers, employees and directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company plans to contribute funds to the MRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Such shares would be acquired either through open market purchases or from authorized but unissued shares of common stock. Under the MRP, awards would be granted in the form of shares of common stock held by the MRP. These shares represent deferred compensation and would be accounted for as a reduction of stockholders' equity.

Stock Option Plan: The Company also intends to seek stockholder approval of the 1996 Stock Option Plan ("Stock Option Plan") which will reserve a number of shares equal to 10% of the number of shares issued in the conversion. The Stock Option Plan provides for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Option Plan is intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward officers and key employees for outstanding performance.

NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company does not generally require collateral or other security on unfunded loan commitments until such time that loans are funded.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties.

The Company had the following outstanding commitments at June 30, 1997:

Undisbursed portion of mortgage loans                      $ 6,948,901
Undisbursed equity line of credit                              901,483
Commitments to originate mortgage loans with
 variable or pending interest rates                          4,125,050
Commitments to originate mortgage loans with
 fixed interest rates ranging from 7.875% to 8.25%             312,600
                                                           -----------
                                                  TOTAL    $12,288,034
                                                           ===========

At June 30, 1997, the Company had amounts on deposit at banks and federal agencies in excess of federally insured limits of approximately $6,393,000.

NOTE M--COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

NOTE N--SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

On September 30, 1996, the Deposit Insurance Fund Act authorized the Federal Deposit Insurance Corporation to impose a special one-time assessment on each depository institution to recapitalize the Savings Association Insurance Fund to a level commensurate with the Bank Insurance Fund. The special assessment amounted to $427,263 and is included in federal insurance premiums in the consolidated statement of income for June 30, 1997.

NOTE O--CONVERSION TO STOCK OWNERSHIP

On January 9, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On October 17, 1996, the Company sold 1,719,250 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $643,370 were $16,549,130 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $8,274,565 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. At June 30, 1997, no shares of preferred stock had been issued.

As part of the conversion, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then-current adjusted balance for deposit accounts held before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

The Bank may not declare or pay cash dividends on, or repurchase any of, its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

NOTE P--FAIR VALUE OF FINANCIAL INSTRUMENTS

On May 1, 1995, the Company adopted SFAS No. 107, Disclosures about Fair Values of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

Cash and due from depository institutions: The carrying amounts approximate fair value.

Investment securities: Fair value is determined by reference to quoted market prices.

Stock in FHLB: This stock is a restricted asset and its carrying value is a reasonable estimate of fair value.

Loans held-for-sale:  The carrying value is a reasonable estimate of fair value.

Loans receivable: The fair value of fixed rate first mortgage loans is estimated by using discounted cash flow analyses, using interest rates currently offered by the Company for loans with similar terms to borrowers of similar credit quality. The carrying value of variable rate first mortgage loans approximate fair value. The fair value of consumer loans is calculated by using the discounted cash flow based upon the current market for like instruments. Fair values for impaired loans are estimated using discounted cash flow analyses.

Accrued interest receivable:  The carrying value approximates fair value.

Transaction deposits: Transaction deposits, payable on demand or with maturities of 90 days or less, have a fair value equal to book value.

Certificates of deposit: The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar maturities.

Advances from borrowers for taxes and insurance: The carrying value approximates fair value.

All other liabilities:  The carrying value approximates fair value.

Off-balance sheet instruments: The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year-end are significant to the Company's consolidated financial position.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The valuation techniques employed above involve uncertainties and are affected by assumptions used and judgements regarding prepayments, credit risk, discount rates, cash flows and other factors. Changes in assumptions could significantly affect the reported fair value.

In addition, the fair value estimates are based on existing on- and off- balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage servicing portfolio that contributes net fee income annually. The mortgage servicing portfolio is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Also, the fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The amounts at June 30, 1997 and 1996 (dollars in thousands) are as follows:

                                    June 30, 1997     June 30, 1996
                                   ----------------  ----------------
                                   Carrying  Fair    Carrying   Fair
                                    Amount   Value    Amount    Value
ASSETS                             ----------------  -----------------
 Cash and due from depository
  institutions                      $7,095   $7,095   $3,154   $3,154
 Investment securities               1,899    1,899    3,208    3,208
 Stock in FHLB                         637      637      637      637
 Loans held-for-sale, net            4,463    4,463    2,528    2,528
 Loans receivable, net              83,714   83,307   76,561   76,589
 Accrued interest receivable           729      729      705      705

                                         June 30, 1997      June 30, 1996
                                        ----------------  ----------------
                                        Carrying  Fair    Carrying   Fair
                                         Amount   Value    Amount    Value
ASSETS                                  ----------------  -----------------
LIABILITIES
 Transaction accounts                   $15,522  $15,522  $15,315  $15,315
 Certificates of deposit                 52,038   51,942   55,973   56,043
 Advances from Federal Home Loan Bank     6,500    6,500    7,000    7,000
 Advances from borrowers for property
  taxes and insurance                       757      757      746      746
 Accrued interest payable                    96       96      100      100


NOTE Q--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Fulton Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                            June 30
                                                              1997
CONDENSED BALANCE SHEET                                       ----

ASSETS
 Cash and cash equivalents                                $ 6,913,111
 ESOP note receivable                                       1,301,347
 Other assets                                                  41,273
 Investment in subsidiary                                  17,006,135
                                                          -----------
                                           TOTAL ASSETS   $25,261,866
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued liabilities                                      $     4,531
 Stockholders' equity                                      25,257,335
                                                          -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $25,261,866
                                                          ===========

                                                            Period From
                                                         October 17, 1996
                                                           to June 30,
                                                               1997
CONDENSED STATEMENT OF INCOME                                  ----

 Interest income                                             $345,894
 Expenses                                                     106,334
                    INCOME BEFORE EQUITY IN UNDISTRIBUTED
                                   EARNINGS OF SUBSIDIARY     239,560
 Equity in undistributed earnings of subsidiary               694,526
                                                             --------
                               INCOME BEFORE INCOME TAXES     934,086
 Income taxes                                                  91,000
                                                             --------
                                               NET INCOME    $843,086
                                                             ========

                                                           Period From
                                                        October 17, 1996
                                                           to June 30,
                                                              1997
                                                              ----
CONDENSED STATEMENT OF CASH FLOWS
 Cash flows from operating activities
   Net income                                             $   843,086
   Adjustments to reconcile net income
    to net cash provided by operating activities
     Equity in income of the subsidiary                      (694,526)
     Increase in other assets                                 (41,273)
     Increase in accrued liabilities                            4,531
                                                          -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES        111,818
 Cash flows from investing activities
   Purchase of common stock of the subsidiary              (8,274,565)
                                                          -----------
                 NET CASH USED IN INVESTING ACTIVITIES     (8,274,565)

 Cash flows from financing activities
   Proceeds from sale of common stock                      16,549,130
   Loan to ESOP                                            (1,375,400)
   Principal collected from ESOP                               74,053
   Dividends paid                                            (171,925)
                                                          -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES    15,075,858
             NET INCREASE IN CASH AND CASH EQUIVALENTS      6,913,111

 Cash and cash equivalents at beginning of period                 ---
                                                          -----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 6,913,111
                                                          ===========

NOTE R--CONDENSED COMPARATIVE FINANCIAL INFORMATION FOR TRANSITION PERIOD REPORTING

                                                     Two Months ended
                                                          June 30
                                                     1996          1995
                                                  -----------------------
                                                          (Unaudited)

 Interest income                                  $1,149,069    $985,922
 Interest expense                                    665,254     561,622
                                                  ----------    --------
    Net interest income                              483,815     424,300
 Provision for loan losses                            25,000         ---
    Net interest income after                     ----------    --------
     provision for loan losses                       458,815     424,300
 Noninterest income                                  119,357      80,467
 Noninterest expense                                 316,191     304,596
                                                  ----------    --------
    Income before income taxes                       261,981     200,171
 Income taxes                                         97,500      74,300
                                                  ----------    --------
                                     NET INCOME   $  164,481    $125,871
                                                  ==========    ========

DIRECTORS AND OFFICERS

OFFICERS:

FULTON BANCORP, INC.

Kermit D. Gohring
President and Chief Executive
 Officer

Richard W. Gohring
Vice President

Bonnie K. Smith
Secretary Treasurer

FULTON SAVINGS BANK, FSB
Kermit D. Gohring
President

Richard W. Gohring
Executive Vice President

Bonnie K. Smith
Senior Vice President and
 Secretary Treasurer

CORPORATE INFORMATION

MAIN OFFICE

410 Market St.
Fulton, Missouri  65251
Telephone (573) 642-6617

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.

DIRECTORS:

FULTON BANCORP, INC.
AND FULTON SAVINGS BANK, FSB

Kermit D. Gohring
Chairman of the Board

Richard W. Gohring

Bonnie K. Smith

Clifford E. Hamilton, Jr
Vice Chairman of the Board

Dennis J. Adrain
Sole Owner, Vandelict Trucking, Inc.
President and Majority Owner of
MoCon, Inc.

Billy M. Connor
Co-Owner and Operator
BCGC, Inc., Local Family Farming Operation

David W. West
Co-Owner and Operator
Family Farming Operation

INDEPENDENT AUDITORS
Moore, Horton & Carlson, P.C.
510 South Muldrow
Mexico, Missouri 65265

STOCKHOLDERS INFORMATION

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at the office of Fulton Savings Bank, FSB, 410 Market Street, Fulton Missouri, on October 23, 1997 at 10:00 a.m., Central Time.

SHAREHOLDER AND GENERAL INQUIRIES

Kermit D. Gohring
Fulton Savings Bank, FSB
410 Market Street
Fulton, Missouri 65251-0700
(573) 642-6618

TRANSFER AGENT

First Banker's Trust Co
2321 Koch's Lane
P.O. Box 3566
Quincy, Illinois 62305-3566
(217) 228-8000


ANNUAL AND OTHER REPORTS

A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FULTON BANCORP, INC., P.O. BOX 700, FULTON, MISSOURI 65251-0700.

                                          EXHIBIT 21

                                SUBSIDIARIES OF THE REGISTRANT

                                          EXHIBIT 21

                                  SUBSIDIARIES OF REGISTRANT

                                    Percentage            Jurisdiction or
Subsidiaries (a)                    of Ownership          State of Incorporation
----------------                    ------------          ----------------------
Fulton Savings Bank, FSB                100%                   United States

Multi-Purpose Service Agency, Inc.(b)   100%                   Missouri

--------------------
(a) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(b)   Owned directly by Fulton Savings Bank, FSB.