Form 10QSB
period 1997-09-30
FULTON BANCORP INC
filed 1997-11-14
CIK 1017952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1997
                                ------------------
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number           0-21273
                       ------------------------------------------

                             Fulton Bancorp, Inc.
                             --------------------
                        (Exact name of small business
                      issuer as specified in its charter)

          Delaware                                      43-1754577
-----------------------------------------          -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

410 Market Street, Fulton, MO                             65251
-----------------------------------------          -------------------
(Address of principal executive offices)               (Zip Code)

      573-682-6617
-----------------------------------------
(Registrant's telephone number)

                                   None
                   -----------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X      No
                                --------     --------

As of November 10, 1997, there were 1,719,250 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                            Yes           No    X
                                --------     --------

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               September 30, 1997

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

SIGNATURES

                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                September 30,      June 30,
                                                    1997             1997
                                                ----------------------------
                                                         (Unaudited)
ASSETS

 Cash, including interest-bearing accounts
  of $8,282 and $6,318 respectively              $  8,973           $  7,095
 Investment securities, available-for-sale          1,901              1,899
 Stock in Federal Home Loan Bank of Des Moines        637                637
 Loans held for sale                                3,017              4,463
 Loans receivable                                  86,428             83,714
 Accrued interest receivable                          735                729
 Premises and equipment                             1,449              1,483
 Foreclosed real estate                               178                198
 Other assets                                         395                339
                                                 --------           --------
                              TOTAL ASSETS       $103,713           $100,557

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                        $ 67,740           $ 67,509
 Advances from Federal Home Loan Bank of
  Des Moines                                        8,497              6,500
 Advances from borrowers for property
  taxes and insurance                               1,298                757
 Accrued interest payable                             142                 97
 Other liabilities                                    451                437
                                                 --------           --------
                         TOTAL LIABILITIES         78,128             75,300

Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per
  share, 1,000,000 authorized, none issued            ---                ---
 Common stock, $.01 par value per share,
  6,000,000 shares authorized,
  1,719,250 issued and outstanding                     17                 17
 Paid-in capital                                   16,640             16,601
 Retained earnings - substantially restricted      10,163              9,911
 Unrealized gain (loss) on securities
  available-for-sale, net of taxes                      2                ---
 Unearned ESOP shares                              (1,237)            (1,272)
                                                 --------           --------
                TOTAL STOCKHOLDERS' EQUITY         25,585             25,257
                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $103,713           $100,557
                                                 ========           ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                            September 30,
                                                         1997           1996
                                                        ---------------------
                                                             (Unaudited)
INTEREST INCOME
 Mortgage loans                                         $1,592        $1,379
 Consumer and other loans                                  226           213
 Investment securities                                      29            62
 Interest-earning deposits                                  97            22
                                                        ------        ------
                     TOTAL INTEREST INCOME               1,944         1,676

INTEREST EXPENSE
 Deposits                                                  861           917
 Advances from Federal Home Loan Bank of Des Moines        108           125
                                                        ------        ------
                                                           969         1,042
                       NET INTEREST INCOME                 975           634

PROVISION FOR LOAN LOSSES                                   40           ---
                                                        ------       -------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                 935           634

NON-INTEREST INCOME
 Loan servicing fees                                        81            79
 Income from sale of loans                                  91           ---
 Service charges and other fees                             22            33
 Income from foreclosed assets                             (19)           12
 Gain on sale of other assets                              ---           ---
 Other                                                      16            13
                                                        ------        ------
                 TOTAL NON-INTEREST INCOME                 191           137

NON-INTEREST EXPENSE
  Employee salaries and benefits                           279           226
  Occupancy costs                                           67            61
  Advertising                                               15            14
  Data processing                                           42            44
  Federal insurance premiums                                12           454
  Directors' fees                                           22            22
  Other                                                    155            90
                                                        ------        ------
                TOTAL NON-INTEREST EXPENSE                 592           911
                INCOME BEFORE INCOME TAXES              ------        ------
                                                           534          (140)

INCOME TAXES                                               195           (53)
                                                        ------        ------
                         NET INCOME (LOSS)              $  339        $  (87)
                                                        ======        ======

NET INCOME PER SHARE                                    $ 0.19           *
                                                        ======        ======

*  Operating as a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Three Months Ended
                                                            September 30,
                                                         1997           1996
                                                        ---------------------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $   339      $   (87)
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              40           28
  Provisions for loan losses                                 40          ---
  Provision for loss on foreclosed real estate               20          ---
  Proceeds from sales of loans held for sale              7,612        5,038
  Origination of loans held for sale                     (6,166)      (3,520)
  ESOP shares released                                       74          ---
  Change to assets and liabilities increasing
   (decreasing) cash flows
    Accrued interest receivable                              (6)         (13)
    Other assets                                            (60)        (825)
    Accrued interest payable                                 46           17
    Other liabilities                                        14          449
                                                        -------      -------
                NET CASH PROVIDED BY (USED
                  IN) OPERATING ACTIVITIES                1,953        1,087

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities
   Available-for-sale                                       ---          500
  Loans originated, net of repayments                    (2,754)      (5,384)
  Purchase of premises and equipment                         (4)        (111)
                                                        -------      -------
     NET CASH USED IN INVESTING ACTIVITIES               (2,758)      (4,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       231        6,774
  Advances from Federal Home Bank of Des Moines:
   Borrowings                                             2,000        5,000
   Repayments                                                (3)      (4,000)
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                     541          232
  Dividends paid                                            (86)         ---
                                                        -------      -------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                2,683        8,006
           NET INCREASE (DECREASE) IN CASH              -------      -------
                                                          1,878        4,098
Cash, beginning of period                                 7,095        3,154
                                                        -------      -------
                       CASH, END OF PERIOD              $ 8,973      $ 7,252
                                                        =======      =======

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of September 30, 1997, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1997, interim financial statements. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------

On October 17, 1996, the Company became the holding company for Fulton Savings Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the sale and issuance by the Company of 1,719,250 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $643,370 was $16,549,130, inclusive of $1,375,400 related to shares held by the Bank's Employee Stock Ownership Plan ("ESOP"). Prior period financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C--Earnings Per Share
--------------------------

Earnings per share data is not relevant for any quarter prior to December 31, 1996, since the Company had no stockholders prior to the initial stock offering completed October 17, 1996. Earnings per share is presented for the quarter ended September 30, 1997, based on the average shares issued and outstanding during the period.

NOTE D--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock form as described in Note B, the Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300 including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)
-------------------------------------------------

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $74,000 for the three months ended September, 1997.

A summary of ESOP shares at September 30, 1997, is as follows:

 Shares allocated                                                 3,458

 Shares released for allocation                                  10,374

 Unreleased shares                                              123,708
                                                                -------
                                                      TOTAL     137,540
                                                                =======
Fair value of unreleased shares                              $2,968,992
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

Adoption of SFAS No. 128 and No. 130 will not have a significant effect upon the presentation of the Company's financial statements.

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

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives on its loan and investments portfolio, and its cost of funds, which consists of interest paid on deposits and borrowings. The Company's operating results are also affected by the level of non-interest income and expenses. Non-interest income consists primarily of loan servicing fees, gain on sale of loans and service charges and other fees. Non-interest expenses include employee salaries and benefits, occupancy costs, deposit insurance premiums, data processing expenses and other operating costs.

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

The discussion and analysis included herein covers certain changes in results of operations during the three month periods ended September 30, 1997 and 1996, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1997.

The following should be read in conjunction with the Company's 1997 Annual Report to Shareholders which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 1997 AND JUNE 30, 1997
------------------------------------------------------------------------

    The Company's assets increased $3.2 million to $103.7 million at September 30, 1997. The increase resulted primarily from $2.0 million in borrowings from the Federal Home Loan Bank of Des Moines and $800,000 in higher deposits and customer escrow for taxes and insurance.

   Nonperforming assets totaled $1,213,000 or 1.16% of total assets at September 30, 1997. The composition of the assets include eleven mortgage loans totaling $875,000, twenty-one consumer loans totaling $160,000 and foreclosed real estate. The mortgage loans are considered well secured and in process of collection.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS
----------------------------------------------------------------------------
ENDED SEPTEMBER 30, 1996
------------------------

     NET INCOME. The Company earned net income of $339,000 for the quarter ended September 30, 1997, a $426,000 increase from the $87,000 loss for the quarter ended September 30, 1996. Lower deposit insurance premiums, higher net interest income and recognition of gains on sales of loans from the implementation of Statements of Financial Accounting Standards NO. 125 provided the majority of the increase in net income. An increase in net interest income added $341,000 to pretax net income, and gains on the sales of loans added $91,000.

A one-time SAIF assessment of $427,000, $269,000 net of taxes, caused the September 30, 1996 loss. Without the one-time assessment, net income for the prior period would have been $182,000.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS
----------------------------------------------------------------------------
ENDED SEPTEMBER 30, 1996 (CONTINUED)
------------------------------------

    NET INTEREST INCOME. Net interest income increased to $975,000 from $634,000 at September 30, 1996, a 53.8 percent increase. The increase of $341,000 was primarily due to the investing of the proceeds from the October, 1996 stock offering in interest earning obligations. A decrease in interest-bearing liabilities primarily resulted in a decrease of $73,000 in interest expense.

    INTEREST INCOME. Interest income for the quarter was $1.9 million, which was $268,000 or 16.0 percent above interest income for the first quarter last year. The increase primarily resulted from a higher average volume of mortgage loans, higher loan rates and to a lesser amount, higher interest-earning deposits.

    INTEREST EXPENSE. Interest expense decreased $73,000 from the comparable 1996 period to $975,000. The decrease is attributable to a decline in average interest-bearing liabilities and lower interest rates paid on interest-bearing deposits. The lower average interest bearing liabilities is due primarily to lower average borrowings from the FHLB.

    PROVISION FOR LOAN LOSSES. Provision for loan losses increased $40,000 from the comparative 1996 period, which had no provision for loan losses. The increase in the allowance for loan losses reflects management's commitment to maintain adequate reserves as loan volume increases.

    NONINTEREST INCOME. Noninterest income increased $54,000 to $191,000 in 1997. The increase results primarily from gains related to retained servicing rights on the sale of loans. Provision for losses on foreclosed real estate and lower rental income partially offset the increase.

    NONINTEREST EXPENSE. Noninterest expense decreased $319,000 to $592,000 for the quarter ended September 30, 1997. The decrease was primarily the result of the one-time deposit insurance premium totaling $427,000 recorded in September, 1996, and the resulting lower insurance premiums beginning January 1, 1997. Employee expenses increased $53,000, resulting primarily from implementation of the ESOP plan.

A $65,000 increase in other noninterest expense reflects the change in timing of audit expenses and legal fees and expenses related to operating as a public company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At September 30, 1997, FHLB advances totaled $8,497,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1997, the Bank had approved loan commitments totaling $7.4 million and had undisbursed loans in process of $5.7 million.

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

At September 30, 1997, certificates of deposit amounted to $52.4 million or 70.2% of total deposits, including $20.9 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 12.32% at September 30,1997. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at September 30, 1997.

                                                       Percent of Adjusted
                                           Amount           Total Assets
                                           -------------------------------
                                                    (Unaudited)

Tangible capital                           $17,354              16.7%
Tangible capital requirement                 1,557               1.5
                                           ------               ----
                                EXCESS     $15,797              15.2%
                                           =======              ====

Core capital                               $17,016              16.4%
Core capital requirement                     3,115               3.0
                                           -------              ----
                                EXCESS     $13,901              13.4%
                                           =======              ====

Risk-based capital                         $17,783               29.1%
Risk-based capital requirement               4,893                8.0
                                           -------               ----
                                EXCESS     $12,890               21.1%
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

                                          FULTON BANCORP, INC.

     Date    11/12/97                     By: /s/ Kermit D. Gohring
          -----------------                   --------------------------------
                                              Kermit D. Gohring
                                              President


     Date    11/12/97                     By: /s/ Bonnie K. Smith
          -----------------                   --------------------------------
                                              Bonnie K. Smith
                                              Secretary - Treasurer
                                              (Principal Accounting Officer)