Form 10QSB/A
period 1997-09-30
FULTON BANCORP INC
filed 1997-11-24
CIK 1017952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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

      573-642-6618
-----------------------------------------
(Registrant's telephone number)

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

SIGNATURES

                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                September 30,      June 30,
                                                    1997             1997
                                                ----------------------------
                                                         (Unaudited)
ASSETS

 Cash, including interest-bearing accounts
  of $8,282 and $6,318 respectively              $  8,973           $  7,095
 Investment securities, available-for-sale          1,901              1,899
 Stock in Federal Home Loan Bank of Des Moines        637                637
 Loans held for sale                                3,017              4,463
 Loans receivable                                  86,428             83,714
 Accrued interest receivable                          735                729
 Premises and equipment                             1,449              1,483
 Foreclosed real estate                               178                198
 Other assets                                         395                339
                                                 --------           --------
                              TOTAL ASSETS       $103,713           $100,557
                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                        $ 67,740           $ 67,509
 Advances from Federal Home Loan Bank of
  Des Moines                                        8,497              6,500
 Advances from borrowers for property
  taxes and insurance                               1,298                757
 Accrued interest payable                             142                 97
 Other liabilities                                    451                437
                                                 --------           --------
                         TOTAL LIABILITIES         78,128             75,300

Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per
  share, 1,000,000 authorized, none issued            ---                ---
 Common stock, $.01 par value per share,
  6,000,000 shares authorized,
  1,719,250 issued and outstanding                     17                 17
 Paid-in capital                                   16,640             16,601
 Retained earnings - substantially restricted      10,163              9,911
 Unrealized gain (loss) on securities
  available-for-sale, net of taxes                      2                ---
 Unearned ESOP shares                              (1,237)            (1,272)
                                                 --------           --------
                TOTAL STOCKHOLDERS' EQUITY         25,585             25,257
                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $103,713           $100,557
                                                 ========           ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                            September 30,
                                                         1997           1996
                                                        ---------------------
                                                             (Unaudited)
INTEREST INCOME
 Mortgage loans                                         $1,592        $1,379
 Consumer and other loans                                  226           213
 Investment securities                                      29            62
 Interest-earning deposits                                  97            22
                                                        ------        ------
                     TOTAL INTEREST INCOME               1,944         1,676

INTEREST EXPENSE
 Deposits                                                  861           917
 Advances from Federal Home Loan Bank of Des Moines        108           125
                                                        ------        ------
                                                           969         1,042
                       NET INTEREST INCOME                 975           634

PROVISION FOR LOAN LOSSES                                   40           ---
                                                        ------       -------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                 935           634

NON-INTEREST INCOME
 Loan servicing fees                                        81            79
 Income from sale of loans                                  91           ---
 Service charges and other fees                             22            33
 Income from foreclosed assets                             (19)           12
 Gain on sale of other assets                              ---           ---
 Other                                                      16            13
                                                        ------        ------
                 TOTAL NON-INTEREST INCOME                 191           137

NON-INTEREST EXPENSE
  Employee salaries and benefits                           279           226
  Occupancy costs                                           67            61
  Advertising                                               15            14
  Data processing                                           42            44
  Federal insurance premiums                                12           454
  Directors' fees                                           22            22
  Other                                                    155            90
                                                        ------        ------
                TOTAL NON-INTEREST EXPENSE                 592           911
                INCOME BEFORE INCOME TAXES              ------        ------
                                                           534          (140)

INCOME TAXES                                               195           (53)
                                                        ------        ------
                         NET INCOME (LOSS)              $  339        $  (87)
                                                        ======        ======

NET INCOME PER SHARE                                    $ 0.21            *
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

                                          FULTON BANCORP, INC.

     Date    11/24/97                     By: /s/ Kermit D. Gohring
          -----------------                   --------------------------------
                                              Kermit D. Gohring
                                              President


     Date    11/24/97                     By: /s/ Bonnie K. Smith
          -----------------                   --------------------------------
                                              Bonnie K. Smith
                                              Secretary - Treasurer
                                              (Principal Accounting Officer)