Form 10QSB
period 1997-12-31
FULTON BANCORP INC
filed 1998-02-17
CIK 1017952

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------
                                FORM 10-QSB
                          ----------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1997
                                -----------------
                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number        0-21273
                       ----------------------

                           Fulton Bancorp, Inc.
                           --------------------
                      (Exact name of small business
                    issuer as specified in its charter)

              Delaware                                   43-1754577
------------------------------------------          ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  410 Market Street, Fulton, MO                            65251
------------------------------------------          ----------------------
(Address of principal executive offices)            (Zip Code)

      573-682-6617
------------------------------------------
(Registrant's telephone number)

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

                                 Yes   X      No
                                     -----       -----

As of February 13, 1998, there were 1,714,150 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                 Yes          No   X
                                     -----       -----

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                December 31, 1997

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

SIGNATURES

                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                               December 31,      June 30,
                                                 1997             1997
                                              ---------------------------
                                              (Unaudited)

ASSETS

Cash, including interest-bearing accounts
 of $14,666 and $6,318 respectively           $ 15,402          $  7,095
Investment securities, available-for-sale        1,200             1,899
Stock in Federal Home Loan Bank of Des Moines      725               637
Loans held for sale                              4,589             4,463
Loans receivable                                83,192            83,714
Accrued interest receivable                        703               729
Premises and equipment                           1,438             1,483
Foreclosed real estate                             157               198
Other assets                                       582               339
                                              --------          --------
                              TOTAL ASSETS    $107,988          $100,557
                                              ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                      $ 68,896          $ 67,509
Advances from Federal Home Loan Bank of
 Des Moines                                     12,464             6,500
Advances from borrowers for property
 taxes and insurance                               246               757
Accrued interest payable                            87                97
Other liabilities                                  399               437
                                              --------          --------
                         TOTAL LIABILITIES      82,092            75,300

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value per share,
 1,000,000 authorized, none issued                 ---               ---
Common stock, $.01 par value per share,
 6,000,000 shares authorized,
 1,719,250 issued and outstanding                   17                17
Paid-in capital                                 16,680            16,601
Retained earnings - substantially restricted    10,400             9,911
Unrealized gain (loss) on securities
 available-for-sale, net of taxes                    1               ---
Unearned ESOP shares                            (1,202)           (1,272)
                                              --------          --------
                TOTAL STOCKHOLDERS' EQUITY      25,896            25,257
                                              --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $107,988          $100,557
                                              ========          ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                  1997          1996        1997         1996
                                  ------------------        -----------------
                                                   (Unaudited)
Interest Income
Mortgage loans                    $1,659      $1,461        $3,251     $2,840
Consumer and other loans             236         213           462        426
Investment securities                 25          86            54        148
Interest-earning deposits            162         182           259        204
                                  ------      ------        ------     ------
TOTAL INTEREST INCOME              2,082       1,942         4,026      3,618

Interest Expense
Deposits                             874         909         1,735      1,826
Advances from Federal Home
 Loan Bank of Des Moines             172         112           280        237
                                  ------      ------        ------     ------
                                   1,046       1,021         2,015      2,063
                                  ------      ------        ------     ------
            NET INTEREST INCOME    1,036         921         2,011      1,555

Provision for loan losses             20         ---            60        ---
                                  ------      ------        ------     ------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES    1,016         921         1,951      1,555


Non-interest Income
Loan servicing fees                   93          79           174        158
Income from sale of loans            126         ---           217        ---
Service charges and other fees        22          35            44         68
Income (loss) from foreclosed
 assets                              (20)         (6)          (39)         6
Other                                 11           6            27         19
                                  ------      ------        ------     ------
      TOTAL NON-INTEREST INCOME      232         114           423        251

Non-interest Expense
Employee salaries and benefits       463         299           742        525
Occupancy costs                       70          87           137        148
Advertising                           18          15            33         29
Data processing                       37          48            79         92
Federal insurance premiums            12          41            24        495
Directors' fees                       21          21            43         43
Other                                112          75           267        165
                                  ------      ------        ------     ------
     TOTAL NON-INTEREST EXPENSE      733         586         1,325      1,497
                                  ------      ------        ------     ------
     INCOME BEFORE INCOME TAXES      515         449         1,049        309

Income Taxes                         192         164           387        111
                                  ------      ------        ------     ------
NET INCOME                        $  323      $  285        $  662     $  198
                                  ======      ======        ======     ======
Basic Earnings per Share          $ 0.20      $ 0.18        $ 0.41     $ 0.13
                                  ======      ======        ======     ======
Diluted Earnings Per Share        $ 0.20      $ 0.18        $ 0.41     $ 0.13
                                  ======      ======        ======     ======

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       Six Months Ended
                                                         December 31,
                                                       1997        1996
                                                       -----------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $    662  $    198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            87        77
    Provision for loan losses                                60       ---
    Provisions for loss on foreclosed real estate            40       ---
    Gain on loan sales                                     (210)      ---
    Proceeds from sales of loans held for sale           17,327    13,781
    Origination of loans held for sale                  (17,452)  (14,769)
    ESOP shares released                                    147        49
    Change to assets and liabilities increasing
      (decreasing) cash flows
      Accrued interest receivable                            26        25
      Other assets                                          (48)      (37)
      Accrued interest payable                               (9)      (11)
      Other liabilities                                     (38)     (199)
                          NET CASH PROVIDED (USED IN)  --------  --------
                                 OPERATING ACTIVITIES       592      (886)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities
    Available-for-sale                                      700     1,000
  Purchase of securities available-for-sale                 ---    (1,203)
  Loans originated, net of repayments                       461    (5,601)
  Purchase of premises and equipment                        (28)     (198)
  Purchase of Federal Home Loan Bank Stock                  (87)      ---
  Carrying value of other real estate investment disposal   ---       409
                                                       --------  --------
     NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES     1,046    (5,593)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                     1,387    (3,562)
  Advances from Federal Home Bank of Des Moines:
    Borrowings                                            6,000     9,000
    Repayments                                              (36)   (9,500)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                   (510)     (443)
  Proceeds from sale of common stock                        ---    16,549
  Loan to ESOP                                              ---    (1,375)
  Dividends paid                                           (172)      ---
                                                       --------  --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES     6,669    10,669
                                                       --------  --------
                                 NET INCREASE IN CASH     8,307     4,190

Cash, beginning of period                                 7,095     3,154
                                                       --------  --------
                                   CASH END OF PERIOD  $ 15,402  $  7,344
                                                       ========  ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 1997, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1997, interim financial statements. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the operating results for the full year.

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

NOTE C--Earnings Per Share
--------------------------

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement requires restatement of all prior-period earnings per share ("EPS") data presented. It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                Three months ended          Six months ended
                                   December 31,                December 31,
                                1997          1996          1997        1996
                                ------------------          ----------------
                                 (In thousands, except per share amounts)
Basic earnings per share:
 Income available to common
   shareholders                $323           $285          $662        $198
                               ====           ====          ====        ====
 Average common shares
   outstanding                1,597          1,582         1,595       1,582
                              =====          =====         =====       =====
 Basic earnings per share     $0.20          $0.18         $0.41       $0.13
                              =====          =====         =====       =====
Diluted earnings per share:
 Income available to common
   shareholders                $323           $285          $662        $198
                               ====           ====          ====        ====
 Average common shares
   outstanding                1,597          1,582         1,595       1,582

 Dilutive potential common
   shares outstanding due to
   common stock options and
   grants                        27             --            13          --
 Average number of common    ------         ------        ------      ------
   shares and dilutive
   potential common shares
   outstanding                1,624          1,582         1,608       1,582
                              =====          =====         =====       =====
 Diluted earnings per share   $0.20          $0.18         $0.41       $0.13
                              =====          =====         =====       =====

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $155,000 for the six months ended December 31, 1997.

A summary of ESOP shares at December 31, 1997, is as follows:

     Shares allocated                                17,290

     Unreleased shares                              120,250
                                                    -------
                                          TOTAL     137,540
                                                    =======
Fair value of unreleased shares                  $2,660,531
                                                 ==========
Note E--Stock Based Compensation Plans
--------------------------------------

The Board of Directors adopted and the shareholders subsequently approved a Management Recognition and Development Plan ("MRDP") and an Stock Option Plan ("SOP") on October 23, 1997. These plans were established to assist the Company and its subsidiary in attracting, retaining and motivating key management and employees by aligning their financial interest with those of the shareholders of the Company.

The MRDP is a fixed award of 68,770 shares of restricted stock which vest over a five year period. The Company selected an amortization method which recognizes a higher percentage of compensation cost in the earlier years than in the later years of the service period. Compensation cost will approximate 34% of the cost of the MRDP awards in the first year, 31% the second year, 18% the third, and 17% in the remaining two years.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE E--Stock Based Compensation Plans (Continued)
--------------------------------------------------

Under the SOP, options to acquire shares of the Company's common stock may be granted to certain officers, directors and employees of the Company of the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant.
On November 12, 1997, the Company granted options for 171,925 shares at $19.75 per share. The options to will vest over a five year period following the date of grant and are exercisable for up to ten years.

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will not adopt the accounting provisions and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

NOTE F--Accounting Changes
--------------------------

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

Note G--Change in Fiscal Year-End
---------------------------------

On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. The Company began reporting on the basis of its new fiscal year-end with the quarter ended December 31, 1996.

Note H--Year 2000 Issue
-----------------------

The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The Federal Financial Institutions Examination council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. The Company's material software applications are provided by a third party data processing service. The Company has been informed by the third party service that all critical applications will be completed by March 31, 1999. Estimated cost to the Company is not expected to be material since all critical applications are supported by the third party data processing service.

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

The discussion and analysis included herein covers certain changes in results of operations during the three and six month periods ended December 31, 1997 and 1996, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1997.

The following should be read in conjunction with the Company's 1997 Annual Report to Shareholders which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Comparison of Financial Condition at December 31 1997 and June 30, 1997
-----------------------------------------------------------------------

The Company's assets increased $7.4 million, or 7.4%, to $108.0 million at December 31, 1997. Management took advantage of favorable rates and terms available on Federal Home Loan advances which funded $6.0 million of the growth. Deposits grew by $1.4 million, primarily certificates of deposit. Cash and interest-earning deposits increased $8.3 million, as the proceeds of the most recent Federal Home Loan Bank advances have not yet been invested in loans. The level of loans held for investment remained stable, declining approximately $0.5 million as loan sales remained strong. The balance of mortgages sold to and serviced for others increased by $7.5 million to $98.0 million from $90.4 million at June 30, 1997.

Nonperforming assets totaled $674,000 or 0.62% of total assets at December 31, 1997. The composition of the assets includes six mortgage loans totaling $442,000, sixteen consumer loans totaling $74,000 and foreclosed real estate. The mortgage loans are considered well secured and in process of collection.

Comparison of the three months ended December 31, 1997, to the three months
---------------------------------------------------------------------------
ended December 31, 1996
-----------------------

Fulton Bancorp earned net income of $323,000 for the quarter ended December 31, 1997, up $38,000 from the $285,000 earned for the three months ended December 31, 1996. Higher net interest and noninterest income were the primary causes of the increase, offsetting a rise in salaries and benefits.

                    FULTON BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Net interest income increased $115,000, or 12.5%, to $1.04 million for the quarter ended December 31, 1997, as an increase in interest income out paced a rise in interest expense. A higher average level of mortgage loans and improved yields helped total interest income rise by $140,000, or 7.2%. The 1997 period includes the effect of the conversion proceeds for the full period. Declining rates on deposits and slightly lower average balances partially offset a $60,000 increase in interest expense on Federal Home Loan Bank advances, holding total interest expense to a $25,000, or 2.4%, increase.

Noninterest income increased to $232,000 during the current quarter, more than double the $114,000 for the comparative 1996 period. The Company recorded $126,000 in gains on the sale of loans, and loan servicing fees increased $14,000, or 17.7%. Both increases were due to continued strong loan sales However, deposit service charges declined $13,000 and management recognized an additional $20,000 for potential losses on foreclosed real estate.

Noninterest expense rose 25.1% over the comparative prior period to $733,000. The $147,000 increase was due to higher salaries and benefits. The Company recognized $175,000 in expense related to the Management Recognition and Development Stock Compensation Plan referred to previously. Plan expenses are greatest in the first two years of the program and fall significantly thereafter. Lower occupancy and data processing costs, as well as lower deposit insurance premiums partially offset the higher MRDP expenses.

Comparison of the six months ended December 31, 1997, to the six months ended
-----------------------------------------------------------------------------
December 31, 1996
-----------------

Fulton Bancorp earned $662,000, or $0.41 per share, for the six months ended December 31, 1997, a $464,000 rise from the $198,000, or $0.13 per share, reported for the comparative 1996 period. The increase was primarily due to higher net interest income, a 68.5% rise in noninterest income and lower noninterest expense.

Net interest income increased due to higher interest income and lower interest expense. A $6.6 million rise in average mortgage loans boosted mortgage interest income by $411,000, or 14.5%, to $3.3 million. At the same time, total interest expense declined $48,000 as interest on deposits dropped $91,000 to $1.7 million, due largely to lower rates paid. The 1997 period includes the effect of the conversion proceeds for the full period. Lower interest on deposits more than offset a moderate rise in interest paid on a higher volume of FHLB advances.

Noninterest income for the six months ended December 31, 1997 rose $172,000, or 68.5%, to $423,000. Recognition of gains on loan sales and increases in the related servicing income exceeded a recorded loss on foreclosed real estate. The bank recognized gains of $217,000 on the sale of loans pursuant to adoption of Statement of Financial Accounting Standards No. 125. Servicing income rose 10.1% to $174,000 from $158,000 in the prior period, due to a higher volume of serviced loans. A $39,000 loss on foreclosed real estate reflects a charge down in the carrying value of the parcel owned.

Noninterest expense declined by $172,000 to $1.3 million. The absence of a one-time, $427,000 Savings Association Insurance Fund assessment levied in 1996 offset a $217,000 rise in salaries and benefits related to the adoption of the Management Recognition and Development Plan. As noted earlier, the majority of MRDP compensation expense is recognized in the first two years of the program. A $102,000 increase in other noninterest expense is due primarily to higher expenses related to being a publicly traded company.

Provision for loan losses totaled $60,000 for the six months ended December 31, 1997. The provision reflects management's commitment to maintaining adequate allowances considering the strong loan growth experienced.

Liquidity and capital resources
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates,

                    FULTON BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Liquidity and capital resources (Continued)
-------------------------------------------
economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At December 31, 1997, FHLB advances totaled $12,464,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1997, the Bank had approved loan commitments totaling $3.9 million and had undisbursed loans in process of $6.1 million.

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

At December 31, 1997, certificates of deposit amounted to $53.4 million or 70.5% of total deposits, including $21.1 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 18.49% at December 31,1997. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at December 31, 1997.

                                                Percent of Adjusted
                                      Amount        Total Assets
                                      -----------------------------
                                               (Unaudited)

Tangible capital                      $17,372          16.2%
Tangible capital requirement            1,613           1.5
                                      -------          ----
                             EXCESS   $15,759          14.7%
                                      =======          ====
Core capital                          $17,372          16.2%
Core capital requirement                3,226           3.0
                                      -------          ----
                             EXCESS   $14,146          13.2%
                                      =======          ====
Risk-based capital                    $18,142          29.6%
Risk-based capital requirement          4,909           8.0
                                      -------          ----
                             EXCESS   $13,233          21.6%
                                      =======          ====

                                   -9-
PAGE

                    FULTON BANCORP, INC. AND SUBSIDIARY

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the company ("Meeting") was held on January 27, 1997. The results of the vote on the matters presented at the Meeting is as follows:

       1. The following individuals were elected as directors, each for a three-year term:

                                          Vote For            Vote Withheld
                                     -----------------------------------------

           Richard W. Gohring              1,425,791             8,150
           Dennis J. Adrain                1,425,841             8,100

           The terms of Directors Billy M. Conner, Kermit D. Gohring, Clifford
           E. Hamilton, Jr., Bonnie K. Smith and David W. West continued after the meeting.

       2. The Fulton Bancorp, Inc. 1997 Stock Option Plan was approved by stockholders by the following vote:

           For:  988,152  ;  Against:  424,211 ;  Abstain:  21,578
                 -------               -------              ------
       3. The Fulton Bancorp, Inc. 1997 Management Recognition and Development Plan was approved by stockholders by the following vote:

           For:  949,595  ;  Against:  412,928 ;  Abstain:   21,418
                 -------               -------               ------

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 27  FINANCIAL DATA SCHEDULE

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FULTON BANCORP, INC


   Date  February 17, 1998          By: /s/ Kermit D. Gohring
                                        -----------------------------------
                                        Kermit D. Gohring
                                        President


   Date  February 17, 1998          By: /s/ Bonnie K. Smith
                                        -----------------------------------
                                        Bonnie K. Smith
                                        Secretary - Treasurer
                                        (Principal Accounting Officer)