Form 10QSB
period 1998-03-31
FULTON BANCORP INC
filed 1998-05-15
CIK 1017952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending  March 31, 1998
                                ----------------
                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ----------------
Commission File Number           0-21273
                       ------------------------------------------

                             Fulton Bancorp, Inc.
                       ------------------------------
                       (Exact name of small business
                    issuer as specified in its charter)

       Delaware                                         43-1754577
---------------------------------                  ---------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)



 410 Market Street, Fulton, MO                             65251
----------------------------------------           ---------------------
(Address of principal executive offices)                (Zip Code)

      573-642-6617
-------------------------------
(Registrant's telephone number)

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

                                 Yes    X      No
                                     ------       ------
As of May 12, 1998, there were 1,699,650 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                 Yes           No     X
                                     ------       ------

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 March 31, 1998

INDEX                                                                 PAGE
-----                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                        1

  CONSOLIDATED STATEMENTS OF INCOME                                     2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                 3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                       7-9

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS                                             10

ITEM 2 - CHANGES IN SECURITIES                                         10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               10

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS             10

ITEM 5 - OTHER INFORMATION                                             10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                             11

                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                March 31,       June 30,
                                                  1998            1997
                                             ----------------------------
                                               (Unaudited)

ASSETS

 Cash, including interest-bearing accounts
   of $13,814 and $6,318 respectively           $ 14,538       $  7,095
 Investment securities, available-for-sale         1,200          1,899
 Stock in Federal Home Loan Bank of Des Moines       773            637
 Loans held for sale                               5,515          4,463
 Loans receivable                                 84,540         83,714
 Accrued interest receivable                         638            729
 Premises and equipment                            1,417          1,483
 Foreclosed real estate                              197            198
 Other assets                                        804            339
                                                --------       --------
                               TOTAL ASSETS     $109,622       $100,557
                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Deposits                                       $ 69,543       $ 67,509
 Advances from Federal Home Loan Bank
   of Des Moines                                  12,893          6,500
 Advances from borrowers for property
   taxes and insurance                               604            757
 Accrued interest payable                            136             97
 Other liabilities                                   831            437
                                                --------       --------
                           TOTAL LIABILITIES      84,007         75,300


STOCKHOLDERS' EQUITY

 Preferred stock, $.01 par value per share,
   1,000,000 authorized, none issued                 ---            ---
 Common stock, $.01 par value per share,
   6,000,000 shares authorized,
  1,719,250 issued and outstanding                    17             17
 Paid-in capital                                  16,720         16,601
  Treasury stock, 18,600 at March 31, 1998,
    at cost                                         (475)           ---
 Retained earnings - substantially restricted     10,520          9,911
 Unrealized gain (loss) on securities
   available-for-sale, net of taxes                    1            ---
 Unearned ESOP shares                             (1,168)        (1,272)
                                                --------       --------
                  TOTAL STOCKHOLDERS' EQUITY      25,615         25,257
                                                --------       --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $109,622       $100,557
                                                ========       ========

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                     Three Months Ended  Nine Months Ended
                                         March 31,           March 31,
                                       1998     1997     1998      1997
                                     ------------------  -----------------
                                                   (Unaudited)

Interest Income
 Mortgage loans                       $1,558   $1,512   $4,809    $4,352
 Consumer and other loans                239      205      701       631
 Investment securities                    17       56       71       204
 Interest-earning deposits               221       92      480       296
                                      ------   ------   ------    ------
               TOTAL INTEREST INCOME   2,035    1,865    6,061     5,483

Interest Expense
 Deposits                                861      863    2,596     2,689
 Advances from Federal Home Loan
   Bank of Des Moines                    229      100      509       337
                                      ------   ------   ------    ------
              TOTAL INTEREST EXPENSE   1,090      963    3,105     3,026
                                      ------   ------   ------    ------
                 NET INTEREST INCOME     945      902    2,956     2,457

Provision for Loan Losses                ---       60       60        60
                                      ------   ------   ------    ------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES     945      842    2,896     2,397

Non-interest Income
 Loan servicing fees                      94       82      268       240
 Income from sale of loans                66      ---      283       ---
 Service charges and other fees           19       34       63       102
 Income from foreclosed assets            (1)       2      (40)        8
 Other                                    15        7       42        26
                                      ------   ------   ------    ------
           TOTAL NON-INTEREST INCOME     193      125      616       376

Non-interest Expense
 Employee salaries and benefits          485      295    1,227       820
 Occupancy costs                          66       57      203       205
 Advertising                              11       11       44        40
 Data processing                          43       46      122       138
 Federal insurance premiums               11        4       35       499
 Directors' fees                          24       22       67        65
 Other                                   144      172      411       337
                                      ------   ------   ------    ------
          TOTAL NON-INTEREST EXPENSE     784      607    2,109     2,104
                                      ------   ------   ------    ------
          INCOME BEFORE INCOME TAXES     354      360    1,403       669

Income Taxes                             131      134      518       245
                                      ------   ------   ------    ------

                          NET INCOME  $  223   $  226   $  885    $  424
                                      ======   ======   ======    ======

Basic Earnings Per Share              $ 0.14   $ 0.14   $ 0.56    $ 0.27
                                      ======   ======   ======    ======

Diluted Earnings Per Share            $ 0.14   $ 0.14   $ 0.56    $ 0.27
                                      ======   ======   ======    ======

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                     Nine Months Ended
                                                         March 31,
                                                     1998       1997
                                                     -----------------
                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $    885 $    424
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        115      111
    Provision for loan losses                             60       60
    Provisions for loss on foreclosed real estate         40      ---
   Gain on loan sales                                   (258)     ---
    Proceeds from sales of loans held for sale        14,221   18,681
   Origination of loans held for sale                (15,149) (18,878)
    ESOP shares released                                 223       69
   Change to assets and liabilities increasing
    (decreasing) cash flows
     Accrued interest receivable                          91      ---
     Other assets                                       (209)     (90)
     Accrued interest payable                             40       30
     Other liabilities                                   394      (20)
                                                     -------  -------
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES       453      387

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
      Available-for-sale                                 700    2,500
  Purchase of securities available-for-sale              ---   (1,203)
  Loans originated, net of repayments                 (1,055)  (5,222)
  Carrying value of other real estate investment
    disposal                                             ---      409
  Purchase of Federal Home Loan Bank Stock              (136)     ---
  Purchase of premises and equipment                     (43)    (226)
                                                     -------  -------
             NET CASH USED IN INVESTING ACTIVITIES      (534)  (3,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  2,034   (4,192)
  Advances from Federal Home Bank of Des Moines:
   Borrowings                                          9,000   11,500
   Repayments                                         (2,607) (12,000)
 Net decrease in escrows held                           (153)    (214)
 Proceeds from sale of common stock                      ---   16,587
  Treasury stock purchased                              (475)     ---
 Loan to ESOP                                            ---   (1,375)
 Dividends paid                                         (275)     (86)
                                                     -------  -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES     7,524   10,220
                                                     -------  -------
                             NET INCREASE  IN CASH     7,443    6,865

Cash, beginning of period                              7,095    3,154
                                                     -------  -------
                               CASH, END OF PERIOD   $14,538  $10,019
                                                     =======  =======

See accompanying notes to Consolidated Financial Statements

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation
-----------------------------
The consolidated interim financial statements as of March 31, 1998, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1998, interim financial statements. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

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

                                    Three months ended  Nine months ended
                                         March 31,          March 31,
                                      1998       1997    1998      1997
                                    ------------------  -----------------
                                   (In thousands, except per share amounts)
Basic earnings per share:
 Income available to common
   shareholders                       $ 223     $ 226    $ 885     $ 424
                                      =====     =====    =====     =====
 Average common shares outstanding    1,593     1,582    1,594     1,582
                                      =====     =====    =====     =====
 Basic earnings per share             $0.14     $0.14    $0.56     $0.27
                                      =====     =====    =====     =====
Diluted earnings per share:
 Income available to common
   shareholders                       $ 223     $ 226    $ 885     $ 424
                                      =====     =====    =====     =====
 Average common shares outstanding    1,593     1,582    1,594     1,582

 Dilutive potential common shares
   outstanding due to common stock
   options and grants                    46        --       26        --
                                      -----     -----    -----     -----
 Average number of common shares
   and dilutive potential common
   shares outstanding                 1,639     1,582    1,620     1,582
                                      =====     =====    =====     =====
 Diluted earnings per share           $0.14     $0.14    $0.56     $0.27
                                      =====     =====    =====     =====

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE D--Employee Stock Ownership Plan
-------------------------------------
In connection with the conversion to stock form as described in Note B, the Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,540 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300 including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $205,000 for the nine months ended March 31, 1998.

A summary of ESOP shares at March 31, 1998, is as follows:

 Shares allocated                                              17,288
 Shares available for allocation                                3,458
 Unreleased shares                                            116,794
                                                           ----------
                                                TOTAL         137,540
                                                           ==========
Fair value of unreleased shares                            $2,569,468
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

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE E--Stock Based Compensation Plans (Continued)
--------------------------------------------------
Under the SOP, options to acquire shares of the Company's common stock may be granted to certain officers, directors and employees of the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On November 12, 1997, the Company granted options for 171,925 shares at $19.75 per share. The options will vest over a five year period following the date of grant and are exercisable for up to ten years

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will not adopt the accounting provisions and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

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

NOTE G--Change in Fiscal Year-End
---------------------------------
On November 13, 1996, the Board of Directors of the Company determined to change the Company's fiscal year-end from April 30 to June 30. The Company began reporting on the basis of its new fiscal year-end with the quarter ended December 31,1996.

NOTE H--Year 2000 Issue
-----------------------
The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The Federal Financial Institutions Examination council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. The Company's material software applications are provided by a third party data processing service. The Company has inventoried and assessed core computer functions. All material systems are expected to be compliant by June 30, 1998. Testing is planned during the fourth quarter of 1998 and the first quarter of 1999. Estimated cost to the Company is not expected to be material since all critical applications are supported by the third party data processing service.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Comparison of Financial Condition at March 31, 1998 and June 30, 1997
---------------------------------------------------------------------
Assets increased $9.1 million, or 9.0 percent, to $109.6 million at March 31, 1998. Management took advantage of favorable rates and terms available on Federal Home Loan advances which funded $6 million of the growth. Deposits grew by $2.0 million, primarily certificates of deposit. Cash and interest-bearing deposits increased $7.4 million, as the proceeds of the most recent Federal Home Loan Bank advances have not yet been invested in loans. The level of loans held for investment remained stable, increasing approximately $0.8 million. Loan sales remained strong. The balance of mortgage loans sold to and serviced for others increased by $10.6 million to $101.1 million from $90.5 million at June 30, 1997.

Non-performing assets totaled $618,000 or 0.56 percent of total assets at March 31, 1998. The composition includes three mortgage loans totaling $109,000, eighteen consumer loans totaling $132,000 and foreclosed real estate. The non-performing mortgage loans are considered well secured and are in the process of collection.

Comparison of the three months ended March 31, 1998
to the three months ended March 31, 1997
---------------------------------------------------
Fulton Bancorp earned net income of $223,000 for the quarter ended March 31, 1998, down $3,000 from the $226,000 earned for the three months ended March 31, 1997. A rise in salaries and benefits exceeded the increases in net interest and noninterest income.

Net interest income increased $43,000 or 4.8 percent, to $945,000 for the quarter ended March 31, 1998. Interest income for the current quarter increased $170,000 over the comparative period on a $12.1 million increase in average earning assets. The yield on average earning assets declined .24 basis points to 7.54. The lower yield is due to the temporary investment of Federal Home Loan Bank (FHLB) debt proceeds in interest bearing bank balances until they are redeployed to higher yielding loans. Interest expense increased $127,000 due to an increase in FHLB borrowings. The weighted average cost of funds dipped slightly to 5.22 percent from 5.25 percent at March 31, 1997.

Gains on the sales of loans accounted for $66,000 of the $68,000 increase in noninterest income over the prior period. Higher loan servicing income during the current quarter was offset by declines in service charges and income on foreclosed real estate.

Noninterest expense rose 29.2 percent over the comparative prior period to $784,000. The $177,000 increase was caused by higher salaries and benefits. The company recognized $175,000 in compensation expense related to the Management Recognition and Development Stock Compensation Plan referred to previously. Sixty-five percent of the five-year cost of the plan is to be recognized in the first two plan years.

Comparison of the nine months ended March 31, 1998,
to the nine months ended March 31, 1997
---------------------------------------------------
Fulton Bancorp earned $885,000 or $0.56 per share for the nine months ended March 31, 1998, a $461,000 rise from the $424,000, $0.27 per share amounts reported for the comparative 1997 period. The increase was primarily due to higher net interest income and a 63.8 percent rise in noninterest income. Higher compensation cost offset the absence of a one time SAIF assessment recognized in the prior period.

Net interest income increased 20.3 percent or $499,000 for the nine months ended March 31, 1998. The net interest margin was 3.80 percent of average earning assets for the current nine month period, versus 3.49 percent for the comparable period. The net interest spread, the difference between the average rates received and the rates paid on liabilities, also improved to 2.56% from 2.31%. The increase was due primarily to higher interest income. Total interest income rose by $578,000 while interest expense increased by $79,000.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)

Higher interest income was due primarily to a larger volume of mortgage loans. Interest income on mortgage loans increased $457,000, or 10.5 percent due primarily to a $5.9 million rise in average mortgage loans; higher average loan rates contributed to a lesser extent. Higher rates on consumer and commercial loans added $64,000 to interest income. Income from a higher volume of interest earning deposits offset a decline in securities income.

Interest expense increased $79,000, as lower rates paid on deposits mitigated the impact of a higher volume of FHLB borrowings. Interest on deposits fell $93,000, while interest on borrowings increased $172,000.

Noninterest income for the nine months ended March 31, 1998 rose $240,000 or
63.8 percent to $616,000. Recognition of gains on loan sales and increases in the related servicing income exceeded a recorded loss on foreclosed real estate. The bank recognized gains of $283,000 on the sale of loans pursuant to adoption of Statement of Financial Accounting Standards No. 125. Servicing income rose 11.7 percent to $268,000 from $240,000 in the prior period, due to a higher volume of serviced loans. A $40,000 loss on foreclosed real estate reflects a charge down in the carrying value of a parcel owned.

Noninterest expense increased $5,000 to $2.1 million. The absence of a one-time, $427,000 Savings Association Insurance Fund assessment levied in 1996 offset a $407,000 rise in salaries and benefits related to the adoption on the Management Recognition and Development Plan. As noted earlier, the majority of MRDP compensation expense is recognized in the first two years of the program. A $74,000 increase in Other noninterest expense is due primarily to higher expenses related to being a publicly traded company.

Provision for loan losses totaled $60,000 for the nine months ended March 31, 1998. The provision reflects management commitment to maintaining adequate allowances in anticipation of strong loan growth.

Liquidity and capital resources
-------------------------------
The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At March 31, 1998, FHLB advances totaled $12,893,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At March 31, 1998, the Bank had approved loan commitments totaling $7.1 million and had undisbursed loans in process of $6.8 million.

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

At March 31, 1998, certificates of deposit amounted to $53.2 million or 76.5% of total deposits, including $21.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 16.2% at March 31,1998. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


Liquidity and capital resources (Continued)
-------------------------------------------
The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at March 31, 1998.

                                                 Percent of Adjusted
                                      Amount        Total Assets
                                      ------------------------------
                                             (Unaudited)

Tangible capital                      $18,182           16.6%
Tangible capital requirement            1,643            1.5
                                      -------          -----
                             EXCESS   $16,539          15.10%
                                      =======          =====

Core capital                          $18,181           16.6%
Core capital requirement                3,286            3.0
                                      -------          -----
                             EXCESS   $14,895           13.6%
                                      =======          =====

Risk-based capital                    $18,977           29.9%
Risk-based capital requirement          5,082            8.0
                                      -------          -----
                             EXCESS   $13,895           21.9%
                                      =======          =====

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the company ("Meeting") was held on January 27, 1997. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                       Vote For           Vote Withheld
                                      ---------------------------------
        Richard W. Gohring            1,425,791               8,150
        Dennis J. Adrain              1,425,841               8,100

        The terms of Directors Billy M. Conner, Kermit D. Gohring, Clifford E. Hamilton, Jr., Bonnie K. Smith and David W. West continued after the meeting.

     2. The Fulton Bancorp, Inc. 1997 Stock Option Plan was approved by stockholders by the following vote:

         For:  988,152  ;  Against:  424,211  ;  Abstain:  21,578
             -----------           -----------           --------

     3. The Fulton Bancorp, Inc. 1997 Management Recognition and Development Plan was approved by stockholders by the following vote:

         For:  999,595  ;  Against:  412,928  ;  Abstain:   21,418
             -----------           -----------           ---------

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 27  FINANCIAL DATA SCHEDULE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FULTON BANCORP, INC

Date  May 12, 1998                     By: /s/Kermit D. Gohring
                                          -----------------------------
                                          Kermit D. Gohring
                                          President

Date  May 12, 1998                     By: /s/Bonnie K. Smith
                                          -----------------------------
                                          Bonnie K. Smith
                                          Secretary - Treasurer
                                          (Principal Accounting Officer)