Form 10KSB40
period 1998-06-30
FULTON BANCORP INC
filed 1998-09-28
CIK 1017952

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-21273

                             FULTON BANCORP, INC.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                Delaware                                    43-1754577
---------------------------------------------            ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                            I.D. Number)

410 Market Street, Fulton, Missouri                            65251
---------------------------------------------            ----------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (573) 642-6618
                                                         ----------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                         ----------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.   X
                                              -----
     The Registrant's revenues for the fiscal year under report were $8,146,867.

     As of June 30, 1998, there were issued and outstanding 1,719,250 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "FTNB." Based on the closing price, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant on September 16, 1998 was $24,443,181 (1,416,996 shares at $17.25 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

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

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. The Savings Bank also originates multi-family, commercial real estate, construction, land and consumer and other loans. The Savings Bank's net loans receivable totalled $88.1 million at June 30, 1998, representing 80.01% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                   At June 30,
                      ------------------------------------     At April 30,
                            1998               1997                1996
                      -----------------   ----------------   ----------------
                      Amount    Percent   Amount   Percent   Amount   Percent
                      ------    -------   ------   -------   ------   -------
                                     (Dollars in Thousands)
Mortgage loans:
 One- to four-
  family . . . . . .  $54,664    56.23%   $53,461   58.37%   $46,741   59.61%
 Multi-family. . . .    6,039      6.21     4,279    4.67      3,845    4.90
 Commercial. . . . .   12,011     12.36     9,507   10.38      8,706   11.10
 Construction. . . .   11,320     11.64    11,295   12.33      7,686    9.80
 Land. . . . . . . .    4,402      4.53     3,524    3.85      1,518    1.94
  Total mortgage      -------   -------   -------  ------    -------  ------
   loans . . . . . .   88,436     90.97    82,066   89.60     68,496   87.35

Consumer and other
 loans . . . . . . .    8,775      9.03     9,525   10.40      9,922   12.65
                      -------   -------   -------  ------    -------  ------
   Total loans . . .   97,211    100.00%   91,591  100.00%    78,418  100.00%
                                 ======            ======             ======
 Undisbursed loan
  funds. . . . . . .   (8,197)             (6,959)            (3,743)
 Net deferred loan
  origination fees .       61                  46                 --
 Allowance for loan
  losses . . . . . .     (971)               (919)              (782)
   Loan receivable,   -------             -------            -------
    net. . . . . . .  $88,104             $83,759            $73,893
                      =======             =======            =======

     Residential Real Estate Lending. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. At June 30, 1998, $54.7 million, or 56.2% of the Savings Bank's total gross loan portfolio, consisted of loans secured by one- to four-family residences. The Savings Bank presently originates both ARM loans and fixed-rate mortgage loans. The Savings Bank's loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac. The Savings Bank generally sells to Freddie Mac or Fannie Mae all of the fixed-rate mortgage loans that it originates. Generally, the Savings Bank sells whole loans to Freddie Mac and Fannie Mae on a servicing-retained basis. All loans are sold without recourse. The Savings Bank also sells a portion of the ARM loans that it originates to other financial institutions. Such loans generally are sold on a servicing-retained basis and the Savings Bank occasionally retains a participation interest in the loan. The Savings Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At June 30, 1998, $72.0 million, or 74.1% of the Savings Bank's total gross loans, were subject to periodic interest rate adjustments.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of Freddie Mac. The Savings Bank offers ARM products that adjust either annually or every three years. These ARM products utilize the national quarterly cost of funds index as published by the OTS plus a margin of 3.0%. The initial interest rate on the Savings Bank's ARM loans is generally at or near the fully indexed rate. Until May 1996, the Savings Bank's ARM loans utilized the 8th District cost of funds index. Accordingly, most of the Savings Bank's ARM portfolio is based on this index. The Savings Bank switched from the 8th District to the national cost of funds index because it believes that the national cost of funds index is more stable and cannot easily be influenced by the deposit pricing and borrowing costs of a few institutions. Both the 8th District and the national cost of funds indices are lagging market indices, which means that upward adjustments in these indices may occur more slowly than changes in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. ARM loans held in the Savings Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Savings Bank's ARM loans is generally 1.0% to 1.5% per adjustment period and the lifetime interest rate cap is generally 4.5% to 6.0% over the initial interest rate of the loan. The terms and conditions of the ARM loans offered by the Savings Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

     Multi-Family Residential and Commercial Real Estate Lending. Multi-family residential and commercial real estate lending has been a constant part of the Savings Bank's lending strategy in recent years. At June 30, 1998, the Savings Bank's gross loan portfolio included $6.0 million in multi-family real estate loans and $12.0 million in commercial real estate loans. The Savings Bank frequently sells participation interests in the larger multi-family and commercial real estate loans that it originates. The Savings Bank retains the servicing rights on such loans and generally retains 10% or 20% of the loan balance.

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

     Construction Lending. The Savings Bank originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, the Savings Bank occasionally originates construction loans for multi-family or commercial properties. In addition, the Savings Bank occasionally originates speculative construction loans, i.e, where purchasers for the finished homes may be identified either during or following the construction period. The Savings Bank limits the number of speculative loans to a single builder in order to limit risk. At June 30, 1998, the Savings Bank's construction loan portfolio totalled $11.3 million, or 11.6% of total gross loans. At such date, the Savings Bank's construction loan portfolio consisted of 75 residential construction loans totalling $9.9 million and three commercial real estate construction loans totalling $1.4 million.

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

     Land Lending. The Savings Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At June 30, 1998, the Savings Bank's land loan portfolio totalled $4.4 million and consisted of 57 loans. Land loans originated by the Savings Bank are generally adjustable-rate loans and have maturities of 10 to 20 years.

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

     Consumer and Other Lending. The Savings Bank originates a variety of consumer and other non-mortgage loans. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Savings Bank's consumer and other loans consist primarily of secured consumer loans, automobile loans, home improvement loans, deposit account loans and student loans. The Savings Bank also engages in a small amount of commercial business lending. Such loans include asset-based loans secured by inventory and short-term working capital loans. At June 30, 1998, the Savings Bank's consumer and other loans totalled approximately $8.8 million, or 9.0% of the Savings Bank's total gross loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 1998, the Savings Bank had no material delinquencies in its consumer loan portfolio.

     Maturity of Loan Portfolio. The following table sets forth contractual amortization of loans at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Amounts presented are the gross loan balances before adjustments for undisbursed loan proceeds, net deferred loan origination fees, and allowance for loan losses. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                          After    After
                                          One Year 5 Years
                                 Within   Through  Through  Beyond
                                 One Year 5 Years  10 Years 10 Years  Total
                                 -------- -------  -------- --------  -----
                                                 (In Thousands)
Mortgage loans:
  One- to four-family(1) . . .   $ 3,140  $10,156  $12,665  $28,703  $54,664
  Multi-family . . . . . . . .       232      895    1,508    3,404    6,039
  Commercial . . . . . . . . .       535    2,610    3,863    5,003   12,011
  Construction . . . . . . . .    11,320       --       --       --   11,320
  Land . . . . . . . . . . . .     1,742    1,048      749      863    4,402
Consumer and other loans . . .     4,465    3,583      553      174    8,775
                                 -------  -------  -------  -------  -------
    Total gross loans. . . . .   $21,434  $18,292  $19,338  $38,147  $97,211
                                 =======  =======  =======  =======  =======
------------
(1) Includes 124 loans totalling $8.4 million construction/permanent loans.

     The following table sets forth the dollar amount of all loans due after June 30, 1999 that have fixed interest rates and have floating or adjustable interest rates.

                                          Fixed-       Floating- or
                                          Rates      Adjustable-Rates
                                          -----      ----------------
                                               (In Thousands)
Mortgage loans:
  One- to four-family. . . . .            $ 4,976        $46,548
  Multi-family . . . . . . . .                503          5,304
  Commercial . . . . . . . . .              4,574          6,902
  Construction . . . . . . . .                 --             --
  Land . . . . . . . . . . . .                657          2,003
Consumer and other loans . . .              4,310             --
                                          -------        -------
    Total gross loans. . . . .            $15,020        $60,757
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

     Loan Originations, Sales and Purchases. While the Savings Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the years ended June 30, 1998 and 1997, and April 30, 1996, the Savings Bank originated $58.2 million, $55.6 million and $51.3 million of loans, respectively. Of the $58.2 million of loans originated during the year ended June 30, 1998, 69.18% were adjustable-rate loans and 30.82% were fixed-rate loans.

     The Savings Bank generally sells all of its fixed-rate single-family residential mortgage loans to the Freddie Mac or Fannie Mae and a portion of its residential ARM loans to other financial institutions. Sales are made on a non- recourse basis with servicing retained. Sales of loans to Freddie Mac and Fannie Mae are whole loans, whereas the Savings Bank frequently retains a participation interest in residential ARM loans sold to other financial institutions. The Savings Bank also sells participation interests to other financial institutions in the larger multi-family, commercial real estate and construction loans that it originates. Such sales are also made on a non-recourse basis with servicing retained. The Savings Bank has obtained commitments from several financial institutions to purchase loans up to a specified aggregate amount. Sales of loans and loan participations for the years ended June 30, 1998 and 1997, and April 30, 1996, totalled $15.6 million, $22.4 million and $22.6 million, respectively. Sales of loans generally are beneficial to the Savings Bank since these sales increase the size of the Savings Bank's loan servicing portfolio. See "-- Lending Activities -- Loan Servicing." Loan sales also provide funds for additional lending and other investments and increase liquidity. In addition, sales of participation interests in non-residential mortgage loans help to reduce the risks associated with this type of lending. At June 30, 1998, the Savings Bank had $3.6 million in loans held for sale.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                      Year Ended June 30,       Year Ended
                                      -------------------        April 30,
                                      1998          1997           1996
                                      ----          ----           ----
                                               (In Thousands)
Loans originated:
Mortgage loans:
  One- to four-family. . . . .      $23,951        $29,317        $25,263
  Multi-family . . . . . . . .        2,489          1,048          4,519
  Commercial . . . . . . . . .        5,698          4,207          4,415
  Construction . . . . . . . .       17,053         11,243          8,365
  Land . . . . . . . . . . . .        1,805          2,201            655
Consumer and other loans . . .        7,179          7,625          8,079
                                    -------        -------        -------
    Total loans originated . .       58,175         55,641         51,296

Loans purchased:
Mortgage loans:
  One- to four-family. . . . .           --             --             --
  Construction . . .                     57             --            484
                                    -------        -------        -------
    Total loans purchased. . .           57             --            484

Loans sold:
  Whole loans. . . . . . . . .        4,298          7,766          3,812
  Participations . . . . . . .       11,306         14,587         18,820
                                    -------        -------        -------
   Total loans sold. . . . . .       15,604         22,353         22,632

Less:
  Principal repayments . . . .       34,139         21,661         20,463
  Transfer to real estate owned         438             --            271
  Transfers to repossessed assets         2             --             --
  Amounts charged off. . . . . .         19             --             --
  Loans held for sale. . . . . .      3,649          4,463          2,306
                                    -------        -------        -------
                                     38,247         26,124         23,040
Net increase in loans               -------        -------        -------
 receivable, net . . . . . . . .    $ 4,381        $ 7,164        $ 6,108
                                    =======        =======        =======

     Loan Commitments. The Savings Bank occasionally issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Savings Bank had outstanding net loan commitments of approximately $4.0 million at June 30, 1998.

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

     Loan Servicing. The Savings Bank sells loans to Freddie Mac, Fannie Mae and other financial institutions on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At June 30, 1998, the Savings Bank was servicing $104.4 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended June 30, 1998, loan servicing fees totalled $311,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of the investor for which the Savings Bank incurs no interest expense but is able to invest. At June 30, 1998, the Savings Bank held $642,000 in escrow for its portfolio of loans serviced for others.

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

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due.

                                           At June 30,
                                       -------------------   At April 30,
                                       1998          1997        1996
                                       ----          ----        ----
                                             (Dollars in Thousands)
Loans accounted for on
 a nonaccrual basis:
 Mortgage loans:
  One- to four-family. . . . . . .     $ 71           $ 40        $175
  Commercial . . . . . . . . . . .       --            160          69
 Consumer and other loans. . . . .       --             --          75
                                       ----           ----        ----
       Total . . . . . . . . . . .       71            200         319

Accruing loans which are contractually
 past due 90 days or more. .  . . .      84            166          --
                                       ----           ----        ----
Total of nonaccrual and
 90 days past due loans. . . . . .      155            366         319

Real estate owned, net . . . . . .      158            197         197
                                       ----           ----        ----
     Total nonperforming assets. .     $313           $563        $516
                                       ====           ====        ====
Restructured loans . . . . . . . .     $252           $252        $271

Nonaccrual and 90 days or more past
 due loans as a percentage of loans
 receivable, net. . . . . . . . . .    0.18%          0.44%       0.43%

Nonaccrual and 90 days or more past
 due loans as a percentage of total
 assets . . . . . . . . . . . . . .    0.14           0.36        0.37

Nonperforming assets as a percentage
 of total assets. . . . . . . . . .    0.28           0.56        0.60

    Interest income that would have been recorded for the year ended June 30, 1998 had nonaccruing loans been current in accordance with their original terms amounted to approximately $6,000. The amount of interest included in interest income on such loans for the year ended June 30, 1998 amounted to approximately $4,000.

    Real Estate Owned and Held for Investment. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At June 30, 1998, the Savings Bank had $158,000 of REO, which consisted of [one commercial building lot].

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

     At June 30, 1998, assets classified as doubtful, substandard or special mention totalled $2.1 million and included three commercial loans totalling $97,000, 24 substandard loans, which consisted of 13 one- to four-family mortgage loans totalling $559,000, one commercial real estate loan totalling $296,000 and 10 consumer loans totalling $158,000, and 35 special mention loans, which consisted of 19 one- to four-family mortgage loans totalling $688,000, two commercial loans totalling $141,000 and 14 consumer loans totalling $179,000. The aggregate amounts of the Savings Bank's classified assets at the dates indicated were as follows:

                                        At June 30,
                               --------------------------   At April 30,
                                  1998            1997          1996
                                  ----            ----          ----
                                           (In Thousands)

Loss . . . . . . . . . . .       $   --         $   --        $   --
Doubtful . . . . . . . . .           97             --            --
Substandard. . . . . . . .        1,013            737           798
Special mention. . . . . .        1,008            675           708
                                 ------         ------        ------
  Total classified assets.       $2,118         $1,412        $1,506
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

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on a number of factors, including management's evaluation of the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

      At June 30, 1998, the Savings Bank had an allowance for loan losses of $971,000. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio.

Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses at and for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                                                Year Ended
                                           Year Ended June 30,   April 30,
                                           -------------------  ----------
                                             1998      1997        1996
                                             ----      ----        ----
                                                (Dollars in Thousands)

Allowance at beginning of period . . .       $919      $800        $762
Provision for loan losses  . . . . . .         70       120          44
Recoveries:
 Mortgage loans:
  One- to four-family. . . . . . . . .         --        11           1
  Multi-family . . . . . . . . . . . .         --        --          --
  Commercial . . . . . . . . . . . . .         --        --          --
  Construction . . . . . . . . . . . .         --        --          --
  Land . . . . . . . . . . . . . . . .         --        --          --
 Consumer and other loans. . . . . . .         --         4           2
                                             ----      ----        ----
    Total recoveries . . . . . . . . .         --        15           3

Charge-offs:
 Mortgage loans:
  One- to four-family. . . . . . . . .         14        --           1
  Multi-family . . . . . . . . . . . .         --        --          --
  Commercial . . . . . . . . . . . . .         --        --          --
  Construction . . . . . . . . . . . .         --        --         --
  Land . . . . . . . . . . . . . . . .         --        --         10
 Consumer and other loans. . . . . . .          4        16         16
                                             ----      ----       ----
    Total charge-offs. . . . . . . . .         18        16         27
                                             ----      ----       ----
    Net charge-offs. . . . . . . . . .         18         1         24
                                             ----      ----       ----
    Balance at end of period . . . . .       $971      $919       $782
                                             ====      ====       ====
Allowance for loan losses as a percentage
 of total loans outstanding at end of
 period. . . . . . . . . . . . . . . .       1.09%     1.09%      1.02%

Net charge-offs as a percentage of average
 loans outstanding during the period .       0.02        --       0.03

Allowance for loan losses as a
 percentage of nonperforming loans
 at end of period . . .. . . . . . . .     625.07    250.68     245.44

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

                                     At June 30,
                           -------------------------------     At April 30,
                               1998             1997              1996
                           --------------  ---------------  ----------------
                                  % of             % of             % of
                                  Loans            Loans            Loans
                                  in Each          in Each          in Each
                                  Category         Category         Category
                                  to               to               to
                                  Total            Total            Total
                           Amount Loans    Amount  Loans    Amount  Loans
                           ------ -----    ------  -----    ------  -----
                                      (Dollars in Thousands)
Mortgage loans:
  One- to four-family. .   $295   56.23%    $382   58.37%    $322   59.61%
  Multi-family . . . . .     46    6.21       43    4.67       38    4.90
  Commercial . . . . . .    176   12.36      162   10.38       78   11.10
  Construction . . . . .     45   11.64       37   12.33       83    9.80
  Land . . . . . . . . .     29    4.53       34    3.85       15    1.94
Consumer and other loans    235    9.03      101   10.40      104   12.65
Unallocated. . . . . . .    145     N/A      160     N/A      142     N/A
                           ----             ----             ----
    Total allowance for
     loan losses . . . .   $971             $919             $782
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

     The following table sets forth the composition of the Company's investment securities portfolio at the dates indicated. All of the Company's investment securities are classified as available for sale.

                                  At June 30,
                       -----------------------------------     April 30,
                            1998              1997               1996
                       ----------------  -----------------  -----------------
                       Carry-  Percent   Carry-  Percent    Carry-  Percent
                       ing       of       ing       of      ing        of
                       Value  Portfolio  Value   Portfolio  Value   Portfolio
                       -----  ---------  -----   ---------  -----   ---------
                                      (Dollars in Thousands)
  U.S. Government and
   federal agency
   obligations . . . .  $950   100.00%   $1,899   100.00%   $3,216   100.00%
                        ====   ======    ======   ======    ======   ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities at June 30, 1998.

                                       At June 30, 1998
                    ---------------------------------------------------------
                      Amount Due or Repricing within:
                                          Over One to
                    One Year or Less      Five Years        Over Five Years
                    ------------------ ------------------  ------------------
                              Weighted           Weighted            Weighted
                    Carrying  Average  Carrying  Average   Carrying  Average
                    Value     Yield    Value     Yield     Value     Yield
                    -----     -----    -----     -----     -----     -----
                                       (Dollars in Thousands)

U.S. Government and
  federal agency
  obligations       $950      5.63%     $--       $--      $--         --%


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

     The Savings Bank currently offers certificates of deposit for terms not exceeding 120 months. As a result, the Savings Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1998.

Weighted
Average                                                            Percentage
Interest           Checking and Savings      Minimum                of Total
Rate     Term           Deposits             Amount      Balance    Deposits
----     ----      --------------------      ------      -------    --------
                        (In Thousands)

--%     None       Noninterest-bearing      $    200     $ 1,880       2.72%
2.63    None       NOW                           400       4,964       7.18
3.55    None       Money Market Deposit        1,500       2,640       3.82
3.03    None       Passbook                     none       6,288       9.09

                   Certificates of Deposit
                   -----------------------
5.10     91 Day    Fixed term, fixed rate      1,000         324        .47
5.26    182 Day    Fixed term, fixed rate      1,000       3,382       4.89
5.75    660 Day    Fixed term, fixed rate      1,000          11        .02
3.00      3 Mo.    Fixed term, fixed rate      1,000           7        .01
5.54      6 Mo.    Fixed term, fixed rate      1,000       2,187       3.16
5.36      9 Mo.    Fixed term, fixed rate      1,000          99        .14
5.64     12 Mo.    Fixed term, fixed rate      1,000      15,363      22.21
5.58     18 Mo.    Fixed term, fixed rate      1,000         368        .53
5.84     24 Mo.    Fixed term, fixed rate      1,000      13,219      19.11
5.81     30 Mo.    Fixed term, fixed rate      1,000       1,753       2.53
5.95     36 Mo.    Fixed term, fixed rate      1,000       7,250      10.48
5.23     42 Mo.    Fixed term, fixed rate      1,000         142        .21
6.21     48 Mo.    Fixed term, fixed rate      1,000       4,587       6.63
6.01     60 Mo.    Fixed term, fixed rate      1,000       4,634       6.70
7.58     96 Mo.    Fixed term, fixed rate      1,000          21        .03
6.00    120 Mo.    Fixed term, fixed rate      1,000          45        .07
                                                         -------     ------
                   Total                                 $69,164     100.00%
                                                         =======     ======

                                       -15-
PAGE

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1998. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

      Maturity Period                       Amount
      ---------------                       ------
                                        (In Thousands)

Three months or less . . . . .              $1,014
Over three through six months.                 743
Over six through 12 months . .               2,197
Over 12 months . . . . . . . .               2,171
     Total jumbo certificates               ------
      of deposit . . . . . . .              $6,125
                                            ======


     Deposit Flow.  The following table sets f orth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.

                                                       At June 30,
                             --------------------------------------------------------   At April 30,
                                        1998                        1997                     1996
                             ---------------------------- ---------------------------  -----------------
                                       Percent                     Percent                       Percent
                                         of     Increase            of       Increase              of
                             Amount    Tota1   (Decrease) Amount   Total    (Decrease) Amount     Total
                             ------    -----   ---------- ------   -----    ---------- ------     -----
                                                         (Dollars in Thousands)

Passbook . . . . . . . . .  $ 6,288     9.09%   $  369   $ 5,919     8.77%   $     9   $ 5,910     8.41%
NOW accounts . . . . . . .    4,964     7.18        33     4,931     7.30        672     4,259     6.06
Money market deposit . . .    2,640     3.82      (127)    2,767     4.10       (273)    3,040     4.32
Fixed-rate certificates
 which mature:
  Within 1 year. . . . . .   32,370    46.80      (895)   33,265    49.28       (701)   33,966    48.30
  After 1 year, but within
   2 years . . . . . . . .   13,369    19.33     2,139    11,230    16.63     (2,092)   13,322    18.95
  After 2 years, but within
   4 years . . . . . . . .    5,735     8.29      (944)    6,679     9.89       (983)    7,662    10.90
  After 4 years. . . . . .    1,918     2.77     1,054       864     1.28        417       447     0.63
Other. . . . . . . . . . .    1,880     2.72        26     1,854     2.75        144     1,710     2.43
                            -------   ------    ------   -------   ------    -------   -------   ------
  Total. . . . . . . . . .  $69,164   100.00%   $1,655   $67,509   100.00%   $(2,807)  $70,316   100.00%
                            =======   ======    ======   =======   ======    =======   =======   ======

                                                        -17-

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                         At June 30,
                                    --------------------   At April 30,
                                      1998        1997         1996
                                      ----        ----         ----
                                             (In Thousands)

      3.00 - 3.99% . . . . . .      $     7     $   103      $   105
      4.00 - 4.99% . . . . . .           93       1,669        6,119
      5.00 - 5.99% . . . . . .       36,755      33,133       26,144
      6.00 - 6.99% . . . . . .       15,623      16,067       20,261
      7.00 - 7.99% . . . . . .          900       1,043        2,751
      8.00 - 8.99% . . . . . .           14          23           17
                                    -------     -------      -------
      Total. . . . . . . . . .      $53,392     $52,038      $55,397
                                    =======     =======      =======

     The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                            Amount Due
                        ------------------------------------------------------
                        Less Than  1-2      2-3      3-4     After
                        One Year   Years    Years    Years   4 Years    Total
                        --------   -----    -----    -----   -------    -----
                                           (In Thousands)

   3.00 - 3.99% . . . . $     7   $    --   $   --   $   --   $   --  $     7
   4.00 - 4.99% . . . .      --        --       93       --       --       93
   5.00 - 5.99% . . . .  27,055     7,282    1,177      426      815   36,755
   6.00 - 6.99% . . . .   4,743     5,762    2,775    1,254    1,089   15,623
   7.00 - 7.99% . . . .     565       325       10       --       --      900
   8.00 - 8.99% . . . .      --        --       --       --       14       14
                        -------   -------   ------   ------   ------  -------
   Total. . . . . . . . $32,370   $13,369   $4,055   $1,680   $1,918  $53,392
                        =======   =======   ======   ======   ======  =======

     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                        At June 30,             Year Ended
                                  -----------------------        April 30,
                                  1998              1997           1996
                                  ----              ----           ----
                                               (In Thousands)

Beginning balance. . . . . . .  $67,509           $70,316         $65,205
Net deposits (withdrawals)
 before interest credited. . .   (1,426)           (5,095)          2,941
Interest credited. . . . . . .    3,081             2,288           2,170

Net increase (decrease) in
 deposits. . . . . . . . . . .    1,655            (2,807)          5,111
                                -------           -------         -------
Ending balance . . . . . . . .  $69,164           $67,509         $70,316
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

     The following tables sets forth certain information regarding short-term borrowings by the Savings Bank at the dates and for the periods indicated:

                                           Year Ended June 30,  Year Ended
                                           -------------------   April 30,
                                            1998        1997       1996
                                            ----        ----       ----
                                               (Dollars in Thousands)
Maximum amount of FHLB advances
 outstanding at any month end
 during the period . . . . . . . . . .     $15,447     $8,000      $5,500
Approximate average FHLB advances
  outstanding during the period. . . .      11,208      6,962       4,555
Approximate weighted average
 rate paid on FHLB advances
 during the period . . . . . . . . . .        6.33%      6.22%       6.62%
Balance of FHLB advances
 outstanding at end of
 period. . . . . . . . . . . . . . . .     $12,810     $6,500      $5,000
Weighted average rate paid
 on FHLB advances at end
 of period . . . . . . . . . . . . . .        6.16%      5.84%       6.75%


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

Subsidiary Activities

     The Savings Bank has one subsidiary, Multi-Purpose Service Agency, Inc. whose activities consist primarily of selling credit life insurance to the Savings Bank's customers. At June 30, 1998, the Savings Bank's equity investment in its subsidiary was $51,000.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its subsidiary did not exceed these limits at June 30, 1998.

Personnel

     As of June 30, 1998, the Savings Bank had 44 employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

                                 REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Savings Bank and its operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. The Savings Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $643,000 at June 30, 1998. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

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

     The Savings Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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


     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

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

     At June 30, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Savings Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Savings Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Savings Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Savings Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1998, the Savings Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Savings Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Savings Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     The following table presents the Savings Bank's capital levels as of June 30, 1998.
                                               At June 30, 1998
                                          -------------------------
                                                         Percent of
                                          Amount           Assets
                                          ------           ------
                                           (Dollars in thousands)

Tangible capital . . . . . . . . .        $18,635          16.94%
Minimum required
 tangible capital. . . . . . . . .          1,650           1.50
                                          -------          -----
Excess . . . . . . . . . . . . . .        $16,985          15.44%
                                          =======          =====
Core capital . . . . . . . . . . .        $18,635          16.94%
Minimum required core
 capital . . . . . . . . . . . . .          3,300           3.00
                                          -------          -----
Excess . . . . . . . . . . . . . .        $15,335          13.94%
                                          =======          =====
Risk-based capital . . . . . . . .        $19,276          30.19%
Minimum risk-based
 capital requirement . . . . . . .          5,108           8.00
                                          -------          -----
Excess . . . . . . . . . . . . . .        $14,168          22.19%
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

     A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Savings Bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Savings Bank's regulatory limit on loans to one borrower was $2.9 million. At June 30, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $2.7 million.

     Activities of Associations and Their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Savings Bank controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Savings Bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

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

     Community Reinvestment Act. Savings associations are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

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

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the Savings Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                  TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. For additional information regarding income taxes, see Note G of Notes to Consolidated Financial Statements.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Audits

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

Item 2.  Description of Property
--------------------------------

     The Company operates two full service facilities, both of which it owns. At June 30, 1998, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.4 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" on page 2 of the 1998 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations or Plan of Operations
          -------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 6 of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

     (a)  Financial Statements
          Independent Auditors' Report*
          Consolidated Statements of Financial Condition as of June 30, 1998
            and 1997
          Consolidated Statements of Income for the Years Ended  June 30, 1998
            and 1997, Two Months Ended June 30, 1996, and Year Ended April 30, 1996
          Consolidated Statements of Stockholders' Equity for the Years Ended
            June 30, 1998 and 1997, Two Months Ended June 30, 1996, and Year Ended April 30, 1996
          Consolidated Statements of Cash Flows for the Years Ended June 30,
             1998 and 1997, Two Months Ended June 30, 1996, and Year Ended April 30, 1996
          Notes to the Consolidated Financial Statements*

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

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                Age(1)                 Position
----                ------                 --------

Kermit D. Gohring    63        President and Chief Executive Officer

Richard W. Gohring   43        Vice-President

Bonnie K. Smith      53        Secretary-Treasurer

     The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name                Age(1)                 Position
----                ------                 --------

Kermit D. Gohring    63        Chief Executive Officer, President
                               and Chairman of the Board

Richard W. Gohring   43        Executive Vice President and Director

Clifford E.
 Hamilton, Jr.       55        Vice Chairman of the Board

Bonnie K. Smith      53        Senior Vice President, Secretary-
                               Treasurer and Director

---------------
(1)  As of June 30, 1998.

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

                                  PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a)  Exhibits

     3.1 Certificate of Incorporation of Fulton Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-8461))
     3.2  Bylaws of Fulton Bancorp, Inc. (incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1 (File No. 333-8461))
     10.1 Employment Agreement with Kermit D. Gohring (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997)
     10.2 Fulton Bancorp, Inc. 1997 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 23, 1997)
     10.3 Fulton Bancorp, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 23, 1997)
     13   Annual Report to Stockholders
     21   Subsidiaries of the Registrant
     23   Consent of Moore, Horton & Carlson, P.C.
     27   Financial Data Schedule

     (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FULTON BANCORP, INC.


Date:  September 14, 1998       By: /s/ Kermit D. Gohring
                                    ---------------------------------------
                                    Kermit D. Gohring
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                        DATE
----------                            -----                        ----

/s/ Kermit D. Gohring        President, Chief              September 14, 1998
---------------------------  Executive Officer and
Kermit D. Gohring            Director (Principal
                             Executive Officer)

/s/ Richard W. Gohring       Vice President and Director   September 14, 1998
---------------------------  (Principal Financial
Richard W. Gohring           Officer)

/s/ Bonnie K. Smith          Secretary-Treasurer and       September 14, 1998
---------------------------  Director (Principal
Bonnie K. Smith              Accounting Officer)


/s/ Clifford E. Hamilton     Director                      September 24, 1998
---------------------------
Clifford E. Hamilton

                             Director                      September __, 1998
---------------------------
Billy Conner

/s/ David West               Director                      September 15, 1998
---------------------------
David West

/s/ Dennis Adrain            Director                      September 16, 1998
---------------------------
Dennis Adrian

                                 EXHIBIT 13

                     1998 Annual Report to Stockholders

               1998 Annual Report

               Fulton Bancorp, Inc.

Fulton Bancorp, Inc.

1998 ANNUAL REPORT




TABLE OF CONTENTS

Letter to Shareholders . . . . . . . . . . . . . . . . . . . . . . . .     1
Business of the Corporation. . . . . . . . . . . . . . . . . . . . . .     2
Common Stock Information . . . . . . . . . . . . . . . . . . . . . . .     2
Selected Consolidated Financial Information. . . . . . . . . . . . . .     3
Management's Discussion and Analysis of Financial Condition
 and Results of Operations. . . . . . . . . . . . . . . . . . . . . .      6
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    16
Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .    17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    22
Directors and Officers . . . . . . . . . . . . . . . . . . . . . . . .    40
Corporate Information. . . . . . . . . . . . . . . . . . . . . . . . .    40
Stockholders' Information. . . . . . . . . . . . . . . . . . . . . . .    41

Dear Fellow Shareholders:

     On behalf of the employees, officers and directors, I am pleased to present to you the second annual report of Fulton Bancorp, Inc.

     Having completed our first full year as a public company, I am proud to report that we achieved record income of $1.1 million while assets grew 9.5% to $110.1 million. The low interest rate environment that prevailed during the past year contributed to increased loan originations, which allowed Fulton Savings to increase its loan portfolio. Fulton Savings was also able to increase the yield on its loan portfolio by increasing its investment in commercial and multi-family real estate loans.

     While the low interest rate environment has been good for loan originations, it has made maintaining our deposit base more difficult. The ever increasing variety of investment products and the growing popularity of the stock market have intensified competition for investment dollars. As a result, we have been increasing our use of Federal Home Loan Bank advances to support the growth of Fulton Savings.

     Return on assets and return on equity are two popular measures of a financial institution's profitability. This year, our return on assets improved to 1.06% from .83%. We are pleased with this result, which is above average for publicly traded thrifts. Our return on equity improved to 4.44% from 4.10%. While this is a move in the right direction, we recognize that we have much room to improve. We are continuing to evaluate and implement strategies to deploy the capital raised in the conversion of Fulton Savings with the goals of improving our returns and enhancing shareholder value.

     We look forward to 1999 as we work to grow Fulton Savings and improve on this year's results. Thanks for your support.


                                       Sincerely.

                                       /s/Kermit D. Gohring

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

COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol "FTNB". As of June 30, 1998, there were 1,719,250 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 113,337) and 602 stockholders, excluding persons or entities who hold stock in nominee or "street name". Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations. See Note O of the Consolidated Financial Statements.

The table below shows the price range of common stock and dividends paid for the years ended June 30, 1998 and 1997. This information was provided by the Nasdaq Stock Market.

                         Fiscal 1998                  Fiscal 1997
                 -------------------------     --------------------------
                   High    Low   Dividends       High     Low   Dividends
                 -------------------------     --------------------------
First Quarter    $26.750  $19.750  $0.05         N/A      N/A     N/A
Second Quarter   $24.000  $19.250  $0.05       $16.250  $12.250   N/A
Third Quarter    $23.125  $21.500  $0.06       $18.375  $14.625  $0.05
Fourth Quarter   $23.500  $16.750  $0.06       $20.375  $17.500  $0.05

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. In November 1996, the Board of Directors approved a change in the Company's fiscal year end from April 30 to June 30. Accordingly, the following table includes the transition period reports. Since the Company had not commenced operations prior to the mutual-to-stock conversion of the Bank in October 1996, the financial information presented for the periods prior to 1997 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company presented herein.
                                     At June 30                At April 30
                            ------------------------------    -------------
                            1998    1997     1996     1996    1995     1994
                            ----    ----     ----     ----    ----     ----
                                        (Dollars in Thousands)
SELECTED FINANCIAL
 CONDITION DATA:
Total assets. . . . . . $110,110 $100,569 $ 88,771 $ 85,496 $ 79,351 $ 73,620
Cash. . . . . . . . . .   13,778    7,108    3,154    2,924    4,189    5,322
U.S. Government and
 federal agency
 obligations
 available for sale . .      950    1,899    3,208    3,216    4,201      ---
U.S. Government and
 federal agency
 obligations held
 to maturity . . . . . .     ---      ---      ---      ---      ---    4,260
Mortgage-backed
 securities
 available for sale. . .     ---      ---      ---      ---        1      ---
Mortgage-backed
 securities held
 to maturity. . . . .  .     ---      ---      ---      ---      ---    1,196
Loans receivable, net. .  88,104   83,759   76,561   73,893   67,805   60,282
Loans held for sale. . .   3,649    4,463    2,527    2,306      574      ---
Deposits . . . . . . . .  69,164   67,197   71,288   70,316   65,205   64,630
FHLB advances. . . . . .  12,810    6,500    7,000    5,000    4,500      ---
Stockholders' equity . .  25,495   25,257    9,274    9,117    8,484    7,933

                    Year Ended June 30    Two Months     Year Ended April 30
                    ------------------      Ended       ---------------------
                    1998       1997      June 30,1996   1996     1995    1994
                    ----       ----      ------------   ----     ----    ----
                          (Dollars in Thousands, Except Per Share Amount)
SELECTED OPERATING
 DATA:
Interest income . $ 8,147     $ 7,340     $ 1,149     $ 6,172 $ 5,355 $ 5,413
Interest expense.   4,183       3,939         665       3,781   2,944   2,671
                  -------     -------     -------     ------- ------- -------

  Net interest
   income . . . .   3,964       3,401         484       2,391   2,411   2,742
Provision for
 loan losses. . .      70         120          25          44     118      48
                  -------     -------     -------     ------- ------- -------
  Net interest
   income after
   provision for
   loan losses. .   3,894       3,281         459       2,347   2,293   2,694
Noninterest income    792         637         119         485     360     413
Noninterest
 expense            2,890       2,625         316       1,849   1,809   1,741
                  -------     -------     -------     ------- ------- -------
  Income before
   income taxes     1,796       1,293         262         983     844   1,366
Income taxes. . .     657         471          98         363     301     485
                  -------     -------     -------     ------- ------- -------
  Net income. . . $ 1,139     $   822     $   164     $   620 $   543 $   881
                  =======     =======     =======     ======= ======= =======
Basic income per
 share . . . . .  $  0.72     $  0.52           *           *       *       *
                  =======     =======
Diluted income
 per share . . .  $  0.70     $  0.52
                  =======     =======
---------------
* Operating as a mutual institution

                                              At or For the
                               ---------------------------------------------
                               Year Ended June 30       Year ended April 30
                               ------------------       --------------------
                               1998          1997       1996    1995    1994
                               ----          ----       ----    ----    ----

KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on assets (1). . . .   1.06%         .83%       .75%    .72%    1.12%
 Return on stockholders'
  equity(2)                    4.44         4.10       7.00    6.55    11.92
 Interest rate spread (3). .   2.58         2.69       2.60    2.96     3.58
 Net interest margin (4) . .   3.82         3.61       3.02    3.33     3.90
 Average interest-
  earning assets to
  interest-bearing
  liabilities. . . . . . . . 130.65       122.00     108.84  109.15   108.64
 Noninterest expense as
  a percent of average
  total assets . . . . . . .   2.69         2.66       2.23    2.39     2.37

Asset Quality Ratios:
 Nonaccrual and 90 days
  or more past due loans
  as a percent of loans
  receivable, net. . . . . .    .18          .44        .43     .23     1.53
 Nonperforming assets
  as a percent of total
  assets . . . . . . . . . .    .28          .56        .60     .20     1.53
 Allowance for losses
  as a percent of gross
  loans receivable . . . . .   1.09         1.09       1.02    1.10     1.09
 Allowance for losses
  as a percent of
  nonperforming loans. . . . 625.07       250.68     245.44  498.05    72.18
 Net charge-offs to
  average outstanding
  loans. . . . . . . . . . .    .02          ---        .03     .03      .17

                                       At June 30             At April 30
                                 --------------------    --------------------
                                 1998    1997    1996    1996    1995    1994
                                 ----    ----    ----    ----    ----    ----
OTHER DATA:

Number of:
 Real estate loans
  outstanding. . . . . . . .    2,857   2,807   2,684    2,659   2,519  2,445
 Deposit accounts. . . . . .    8,981   9,009   9,781    9,691   9,166  8,683
 Full-service offices. . . .        2       2       2        2       2      2
---------------
(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average stockholders' equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.

SELECTED QUARTERLY FINANCIAL DATA

The following table provides a summary of operations by quarter for the years ended June 30, 1998 and 1997. The Company commenced operations in October 1996 with the mutual-to-stock conversion of the Bank.

                                     Fiscal 1998 Quarter Ended
                         ----------------------------------------------------
                         June 30      March 31     December 31   September 30
                         ----------------------------------------------------
                             (Dollars in Thousands, Except Per Share Data)

Interest income. . . .   $2,086        $2,035        $2,082         $1,944
Interest expense . . .    1,078         1,090         1,046            969
                         ------        ------        ------         ------
Net interest income. .    1,008           945         1,036            975
Provision for loan
 losses. . . . . . . .       10           ---            20             40
Net interest income      ------        ------        ------         ------
 after provision
 for loan losses . . .      998           945         1,016            935
Noninterest income . .      176           193           232            191
Noninterest expense. .      781           784           733            592
Income before income     ------        ------        ------         ------
 taxes . . . . . . . .      393           354           515            534
Income taxes . . . . .      139           131           192            195
                         ------        ------        ------         ------
   Net income. . . . .   $  254        $  223        $  323         $  339
                         ======        ======        ======         ======
   Basic income per
    share. . . . . . .   $ 0.16        $ 0.14        $ 0.20         $ 0.19
                         ======        ======        ======         ======
   Diluted income per
    share. . . . . . .   $ 0.14        $ 0.14        $ 0.20         $ 0.19
                         ======        ======        ======         ======

                                          Fiscal 1997 Quarter Ended
                                  --------------------------------------
                                   June 30       March 31    December 31
                                  --------------------------------------
                                            (Dollars in Thousands,
                                            Except Per Share Data)

Interest income. . . . . . . . . . $1,857         $1,865       $1,942
Interest expense . . . . . . . . .    913            963        1,021
                                   ------         ------       ------
Net interest income. . . . . . . .    944            902          921
Provision for loan losses. . . . .     60             60          ---
                                   ------         ------       ------
Net interest income after provision
 for loan losses . . . . . . . . .    884            842          921
Noninterest income . . . . . . . .    261            125          114
Noninterest expense. . . . . . . .    521            607          586
                                   ------         ------       ------
Income before income taxes . . . .    624            360          449
Income taxes . . . . . . . . . . .    226            134          164
                                   ------         ------       ------
   Net income. . . . . . . . . . . $  398         $  226       $  285
                                   ======         ======       ======
   Basic income per share. . . . . $ 0.25         $ 0.14       $ 0.18
                                   ======         ======       ======
   Diluted income per share. . . . $ 0.25         $ 0.14       $ 0.18
                                   ======         ======       ======

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

Operating Strategy
------------------

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans. The Bank generally sells most of the fixed-rate and some of the adjustable-rate mortgage loans that it originates while retaining the related servicing rights. Loan originations include single and multifamily mortgages, construction, land and consumer and other loans. Management maintains adequate liquidity with interest-bearing deposits and U.S. Government securities. Funding assets with deposits remains management's primary strategy, although FHLB advances have allowed management to lock in relative low long-term rates to improve return on equity over the longer term.

Operating results are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB advances. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as regulatory policies.

The Bank's strategy is to operate as a conservative, well-capitalized, profitable, community-oriented financial institution dedicated to financing home ownership and other consumer needs while focusing on superior customer service. Management believes it has successfully implemented its strategy by
(i) maintaining strong capital levels, (ii) limiting interest rate risk, (iii) controlling operating expenses, (iv) generating additional noninterest income through loan sales and servicing operations, and (v) emphasizing personalized customer service at competitive prices.

Interest Rate Risk Management
-----------------------------

Management has adopted a strategy to maintain the interest rate sensitivity of its assets and liabilities in order to reduce the impact of rate changes on the Bank's net interest income. The strategy includes originating and holding adjustable rate mortgage loans and maintaining a relatively short-term investment portfolio. At June 30, 1998, adjustable-rate and short-term construction loans comprised 78.1% of the loan portfolio. As a part of managing interest sensitivity and planning for long-term profitability, management is engaging in a funds matching program where the proceeds from relatively low-cost, long-term, fixed-rate, FHLB advances are invested in mortgage loans with similar maturities at favorable interest-rate spreads.

Interest Rate Sensitivity of Net Portfolio Value
------------------------------------------------

In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate chance in interest rates of at least 200 basis profits with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, and institution with a greater than "normal" level of interest rate risk is subject to a deduction from total capital for proposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size. Based on the Bank's regulatory capital levels at June 30, 1998, the Bank believes that, if the proposed regulation was implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table is provided by the OTS and sets forth the changes in the Bank's NPV at June 30, 1998, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                                      Net Portfolio Value
                     -----------------------------------------------------
                     Basis Point ("bp")
                     Change  in Rates   $ Amount    $ Change      % Change
                     -----------------------------------------------------

                         +400 bp         $20,069      $(141)        (1)%
                         +300 bp          20,552        342          2
                         +200 bp          20,809        599          3
                         +100 bp          20,727        517          3
                            0 bp          20,210        ---        ---
                         -100 bp          19,572       (637)        (3)
                         -200 bp          18,819     (1,391)        (7)
                         -300 bp          18,191     (2,019)       (10)
                         -400 bp          17,614     (2,596)       (13)

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Bank's ARM loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Comparison of Financial Condition at June 30, 1998 and 1997
-----------------------------------------------------------

Assets increased $9.5 million, or 9.5 percent, to $110.1 million at June 30, 1998. Management took advantage of favorable rates and terms available on Federal Home Loan Bank advances which funded $6.3 million of the growth. Deposits grew by $2.0 million, primarily certificates of deposit. Cash and interest-bearing deposits increased $6.7 million, as proceeds from the most recent Federal Home Loan Bank advances were not yet invested in loans at year end. The level of loans held for investment increased $4.3 million or 5.2 percent. Loan sales remained strong. The balance of mortgages sold to and serviced for others increased by $14.3 million to $104.8 million from $90.5 million at June 30, 1997.

Non performing assets totaled $313,000 or 0.28 percent of total assets at June 30, 1998. The composition includes one mortgage loan totaling $71,000, eleven consumer loans totaling $84,000 and foreclosed real estate. The non performing mortgage loans are considered well secured and in the process of collection.

Results of Operations
---------------------

Fulton Bancorp earned $1.1 million or $0.70 per diluted share for the fiscal year ended June 30, 1998, a $317,000 increase from the $822,000, or $0.52 per diluted share, reported for the 1997 fiscal year. Results for 1998 reflect increases in both net interest income and noninterest income and a reduction in the provision for loan losses. Return on assets improved to 1.06% from 0.83%, and return on stockholders' equity improved to 4.44% from 4.10%.

Net interest income increased 17 percent or $563,000 for the year ended June 30, 1998, on the strength of an $807,000 rise in interest income. The rise in interest income was due primarily to a $4.3 million increase in net loans outstanding. Interest on net loans rose $633,000 over 1997. Higher loan rates also contributed to the rise. Interest expense rose $244,000, due an increase in interest paid on FHLB advances.

While net interest income increased in dollar terms, the spread between the yield on earning assets and the cost of interest-bearing liabilities declined slightly to 2.58 percent from 2.69 percent. The decline in the spread reflects the time lag between receiving the proceeds of FHLB advances and their subsequent investment in higher yielding loans. Income from interest-earning deposits rose $264,000, due to the temporary investment of advance proceeds, while the interest paid on FHLB advances rose $277,000. Contributing to the narrower spread was a decrease in lower-costing savings accounts. Average deposits were higher in 1997 due to the funds held in late 1996 during the Company's public offering.

Management has adopted a long-term strategy to increase net interest income and return on shareholders' equity. FHLB advances allow management to lock in relatively low-cost, long-term, fixed-rate obligations, which can profitably fund long-term assets. While rate spreads using this strategy are lower, management expects net interest income and return on shareholders' equity to improve.

Provisions for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level management considers adequate to provide for estimated loan losses according to management's evaluation of the collectibility of the loan portfolio. The evaluation considers the composition and risk characteristics of the loan portfolio, historical loss experience, specific impaired loans, concentrations by borrower, and general economic conditions. The $70,000 provision for the year ended June 30, 1998 reflects managements evaluation of the size and composition of the loan portfolio.

Noninterest Income. Noninterest income for the year ended June 30, 1998, rose $156,000, or 24 percent, to $792,000. Recognition of gains on loan sales exceeded decreases in the related servicing income and a provision for loss on foreclosed real estate. Pursuant to adoption of Statement of Financial Accounting Standard ("SFAS") No. 125, the bank recognized gains of $392,000 on the sale of loans, compared to $158,000 recognized in 1997. The increase primarily reflects a full year of gain recognition, as opposed to six months for the comparable 1997 period.

Loan servicing income decreased 2 percent to $311,000 for the year ended June 30, 1998, as compared to $318,000 for the prior year. The decrease is a result of the amortization of the loan servicing assets. A $40,000 provision for loss on foreclosed real estate reduced the carrying value of the parcel owned.

Noninterest Expense. Noninterest expense increased $265,000 to $2.9 million. The absence of a one-time, $427,000 Savings Association Insurance Fund assessment levied in 1996 mitigated a $634,000 rise in salaries and benefits, of which $524,000 related to the adoption on the Management Recognition and Development Plan ("MRDP"). The majority of the five year, $1.5 million stock award is expensed in the first two years of the program. A $107,000 increase in other noninterest expense is due primarily to higher expenses related to being a publicly traded company.

Comparison of Financial Condition at June 30, 1997 and 1996
-----------------------------------------------------------

Total assets increased to $100.6 million at June 30, 1997 from $88.8 million at June 30, 1996. Cash, including interest-bearing deposits, increased $3.9 million at June 30, 1997 from $3.2 million at June 30, 1996, primarily from the conversion proceeds. Investment securities decreased to $1.9 million from $3.2 million as these funds were used to originate loans. Loans receivable, including loans held for sale, increased $9.1 million, from $79.1 million at June 30, 1996 to $88.2 million at June 30, 1997 as a result of strong loan demands and the availability of the conversion proceeds. Deposits decreased $4.1 million from $71.3 million at June 30, 1996 to $67.2 million at June 30, 1997 primarily resulting from the purchase of common stock in the conversion. Advances from FHLB of Des Moines decreased $0.5 million at June 30, 1997 from 1996 resulting from available funds for repayment from the conversion and net income. Total equity increased to $25.3 million at June 30, 1997 from $9.3 million at June 30, 1996 resulting primarily from the conversion.

Comparison of Operating Results for the Years Ended June 30, 1997 and April 30, 1996
---------------------------------------------------------------------------

Net Income. Net income increased by $202,000 to $822,000 for the year ended June 30, 1997, from $620,000 for the year ended April 30, 1996. This increase was primarily due to the investing of the conversion proceeds in interest-earning obligations, and was offset by the one-time SAIF assessment of approximately $427,000 imposed on the Bank's deposits as a result of the enactment of the Deposit Insurance Fund Act, and increased expenses operating as a public company. Interest income increased $1.2 million, interest expense increased $157,000, provision for loan losses increased $76,000, noninterest income increased $151,000, noninterest expense increased $776,000 and income taxes increased $108,000 to account for the increase in net income. Return on assets increased from 0.75% for the year ended April 30, 1996 to 0.83% for the year ended June 30, 1997. Return on equity decreased from 7.00% for the year ended April 30, 1996 to 4.10% for the year ended June 30, 1997 resulting primarily from the approximate $16.6 million increase in equity from the conversion.

Net Interest Income. Net interest income increased $1.0 million for the year ended June 30, 1997, from $2.4 million for the year ended April 30, 1996, to $3.4 million for the year ended June 30, 1997. Total interest income increased $1.1 million to $7.3 million, or 18.9%, for the year ended June 30, 1997, from $6.2 million for the year ended April 30, 1996, primarily as a result of the availability of conversion funds for investment for approximately eight and one-half months and, to a lesser extent, an increase in the average yields of the loan portfolio from 7.97% to 8.00% and the Company's portfolio of obligations of the U.S. Government and federal agencies from 6.48% to 6.55%. Although interest expense increased $157,000, resulting from higher average balances in NOW, money market and passbook accounts, the average rate paid on average deposits decreased from 5.09% for the year ended April 30, 1996 to 4.99% for the year ended June 30, 1997. Interest expense on FHLB advances increased $116,000 while the rate paid on the average balance decreased from 6.88% to 6.22%. The increase in yield of interest earning assets and decrease in cost of interest on interest-bearing liabilities resulted in an increase in the interest rate spread from 2.60% for the year ended April 30, 1996 to 2.69% for the year ended June 30, 1997.

Provision for Loan Losses. The provision for loan losses was $120,000 for the year ended June 30, 1997, as compared to $44,000 for the year ended April 30, 1996. The increase in the provision was to adjust the allowance for loan losses to reflect the increase in loans receivable.

Noninterest Income. Noninterest income increased $151,000, or 31.5%, to $637,000 for the year ended June 30, 1997 from $486,000 for the year ended April 30, 1996. Loan servicing fees increased $37,000 to $318,000 for the year ended June 30, 1997 from $281,000 for the year ended April 30, 1996 due to an increase in loans serviced for others. Gain on sale of loans from the implementation of FASB No. 125 resulted in an increase of $158,000 for the year ended June 30, 1997 as compared to no gain during the year ended April 30, 1996. Other noninterest income decreased $61,000 primarily resulting from the patronage dividend received from the Bank's data processor in the year ended April 30, 1996, in the amount of $57,000 and was not replaced in the year ended June 30, 1997. Gain on sale of other assets increased $10,000 resulting from the sale of an equity interest in Financial Information Trust, the Bank's cooperative data processor.

Noninterest Expense. Noninterest expense increased $776,000 to $2.6 million for the year ended June 30, 1997 from $1.8 million for the year ended April 30, 1996. The increase was primarily due to an increase in Federal deposit insurance premiums of approximately $427,000 for the one-time SAIF assessment. The change also included an increase of $203,000 in employee salaries and benefits, resulting primarily from implementation of the ESOP Plan and a $52,000 increase in occupancy costs from increased depreciation expense of approximately $34,000 and routine building maintenance of approximately $14,000, and a $117,000 increase in other noninterest expense primarily related to operating as a public company.

Income Taxes. The provision for income taxes increased to $471,000 for the year ended June 30, 1997, from $363,000 for the year ended April 30, 1996, primarily as a result of the higher income before income taxes.

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


                                               Year Ended June 30                   Year Ended April 30
                               ------------------------------------------------- ------------------------
                                          1998                     1997                     1996
                               ------------------------ ------------------------ ------------------------
                               Average           Yield/ Average           Yield/ Average           Yield/
                               Balance  Interest Cost   Balance  Interest Cost   Balance  Interest Cost
                               -------  -------- -----  -------  -------- ------ -------  -------- ------
                                                         (Dollars in Thousands)

Interest-earning assets (1):
 Loans receivable, net (2)    $ 89,428   $7,350  8.22%  $83,936   $6,717   8.00% $71,380   $5,689  7.97%
 U.S. Government and federal
  agency securities
  available for sale. . . . .    1,466       88  5.99     2,746      180   6.55    3,896      253  6.48
 FHLB stock . . . . . . . . .      677       47  6.95       637       45   7.05      628       45  7.17
 Interest-bearing deposits. .   12,312      662  5.38     6,943      398   5.73    3,133      185  5.90
                              --------    -----         -------    -----         -------   ------
    Total interest-bearing
     assets . . . . . . . . .  103,883    8,147  7.84    94,262    7,340   7.79   79,037    6,172  7.81
Non-interest-earning assets .    3,538                    4,392                    3,695
                              --------                  -------                   ------
    Total assets. . . . . . . $107,421                  $98,654                  $82,732
                              ========                  =======                  =======
Interest-bearing liabilities:
 NOW, money market and
  passbook accounts . . . . . $ 15,470      394  2.55   $16,829      441   2.62  $14,728      387  2.62
 Certificates of deposit. . .   52,833    3,079  5.83    53,470    3,065   5.73   53,273    3,077  5.78
                              --------    -----         -------    -----         -------   ------
    Total average deposits. .   68,303    3,473  5.08    70,299    3,506   4.99   68,001    3,464  5.09
 FHLB advances. . . . . . . .   11,208      710  6.33     6,962      433   6.22    4,616      317  6.88
                              --------    -----         -------    -----         -------   ------
    Total interest-bearing
     liabilities. . . . . . .   79,511    4,183  5.26    77,261    3,939   5.10   72,617    3,781  5.21
Non-interest-bearing
 liabilities. . . . . . . . .    2,261                    1,349                    1,261
                              --------                  -------                   ------
    Total average liabilities   81,772                   78,610                   73,878
Average stockholders' equity.   25,649                   20,044                    8,854
                              --------                  -------                   ------
    Total liabilities and
      stockholders' equity. . $107,421                  $98,654                  $82,732
                              ========  ------          =======   ------         =======   ------

Net interest income . . . . .           $3,964                    $3,401                   $2,391
                                        ======                    ======                   ======
Interest rate spread (3). . .                    2.58%                     2.69%                   2.60%
Net interest margin (4) . . .             3.82%                     3.61%                    3.02%
Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities. . . . . . . . .   130.65%                  122.00%                  108.84%
---------------
(1)  Includes related assets available for sale and unamortized discounts and premiums.
(2)  Amount is net of deferred loan fees and includes loans held for sale and non-performing loans.
(3)  Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)  Net interest margin represents net interest income divided by average interest-earning assets.

                                                        -11-

The following table presents (on a consolidated basis) the weighted average yields earned on loans, investments and other interest-earning assets, and the weighted average interest rates paid on deposits and borrowings and the resultant interest rate spreads at the dates indicated.

                                          At June 30               At
                                       -----------------        April 30,
                                       1998         1997          1996
                                       ----         ----        ---------
Weighted average yield
 earned on Loans receivable,
 net . . . . . . . . . . . . . . . . .  8.01%       8.07%          7.76%
U.S. Government and federal
  agency obligations
  available for sale . . . . . . . . .  5.63        6.18           6.08
 FHLB stock. . . . . . . . . . . . . .  7.18        6.98           6.71
 Interest-bearing deposits . . . . . .  6.05        5.43           3.42

 All interest-earning assets . . . . .  7.74        7.85           7.61

Weighted average rate paid on:
 NOW, money market and passbook
 accounts . . . . . . .                 2.99        2.97           2.63
 Certificate accounts. . . . . . . . .  5.82        5.78           5.80
 FHLB advances . . . . . . . . . . . .  6.16        5.84           6.75

 All interest-bearing
  liabilities. . . . . . . . . . . . .  5.38        5.25           5.23

Interest rate spread
 (spread between weighted
 average yield earned on
 all interest-earning assets
 and weighted average rate paid
 on all interest-bearing
 liabilities). . . . . . . . . . . . .  2.36         2.60           2.38


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

                     Year Ended June 30,                      Year Ended June 30,
                   1998 Compared to Year                    1997 Compared to Year
                     Ended June 30, 1997                     Ended April 30, 1996
                   Increase (Decrease) Due to              Increase (Decrease) Due to
                -------------------------------         --------------------------------
                                 Rate/                                     Rate/
                Rate    Volume   Volume      Net        Rate     Volume   Volume      Net
                ----    ------   ------      ---        ----     ------   ------      ---
                                     (Dollars in Thousands)
Interest income:
 Loans
  receivable,
  net . . . .   $ 182   $  439   $  12     $  633      $   23    $1,001   $     4     $1,028
 U.S.
 Government
 and federal
 agency
 obligations.     (15)     (84)      7        (92)          3       (75)       (1)       (73)
 FHLB stock .      (1)       3     ---          2          (1)        1       ---        ---
 Interest-
 bearing
 deposits . .     (25)     308     (19)       264          (5)      224        (6)       213
    Total net   -----   ------   -----     ------      ------    ------   -------     ------
     change in
     income on
     interest-
     earning
     assets .     141      666     ---        807          20     1,151          (3)   1,168

Interest expense:
 NOW, money market
 and passbook
 accounts . .     (21)     (36)      2        (55)          7        55          1        63
 Certificates
 of deposit .      60      (36)     (1)        23         (32)       11         ---      (21)
 FHLB advances      8      263       5        276         (30)      161        (15)      116

                -----   ------   -----     ------      ------    ------   -------     ------
                  ---      ---     ---        ---        ----       ---      ----       ----
    Total net
    change in
    expense on
    interest-
    bearing
    liabilities    47      191       6        244         (55)      227       (14)       158
                -----   ------   -----     ------      ------    ------   -------     ------
    Net change
     in net
     interest
     income .   $  94   $  475   $  (6)    $  563      $   75    $  924   $    11     $1,010
                =====   ======   =====     ======      ======    ======   =======     ======

Liquidity and Capital Resources
--------------------------------

The Company's principal sources of funds are cash receipts from deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans and loan participations, proceeds from maturing securities, FHLB advances and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances of unspecified amounts. The Bank must hold an unencumbered portfolio of eligible one- to four-family residential mortgages with a book value of not less than 150% of the indebtedness. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Company's liquidity ratio at June 30, 1998, was approximately 16.2%. The Company maintains a higher level of liquidity than required by regulation in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

Liquidity management is both an ongoing and long-term component of the Company's asset/liability management strategy. Excess funds generally are invested in interest-bearing deposits at the FHLB of Des Moines. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB.
The primary investing activity of the Company is the origination of mortgage loans. During the year ended June 30, 1998, the Company originated mortgage loans in the amount of $52.0 million. The Company did not purchase any one- to four-family mortgage loans. Other investing activities include investing in interest-bearing deposits and the purchase of U.S. Government obligations.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended June 30, 1998 and 1997, two months ended June 30, 1996 and year ended April 30, 1996, the Company (or the
Bank) used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 1998, the Company had loan commitments outstanding of $4.0 million of which $2.6 million is for fixed rate loans ranging from 7.50 to 8.75%.

Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Company. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Company has had some success in lengthening the maturity of its certificate of deposit portfolio, a component of its asset/liability management strategy. At June 30, 1998, certificates of deposit amounted to $53.4 million, or 77.2% of total deposits, including $32.4 million which were scheduled to mature within one year of June 30, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, as necessary, borrowings in the form of FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company is not subject to any regulatory capital requirements. The Bank is subject to certain capital requirements imposed by the OTS. The Bank satisfied each of these requirements at June 30, 1998. See Note I of the Consolidated Financial Statements.

Year 2000 Compliance
---------------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's primary data processing provider (FISERV) and purchased software which is run on in-house computer networks. The Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company plans to make changes in its local hardware and software necessary to meet year 2000 requirements by the end of calendar year 1998.
The Company's data processing provider and those vendors which have been contacted have indicated that their hardware and/or software will be year 2000 compliant by the end of 1998. Additionally, alarms, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. The company has initiated a compliance testing program to ensure that all changes are adequately tested. Management will be participating in the testing of systems during calendar 1998 and management is also developing appropriate contingency plans to deal with problems as they may arise.

The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of calendar 1998 without any material disruption in its operations. Although the Company has requested status information from its major suppliers and software vendors, in the event that any significant vendor does not timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

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

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Fulton Bancorp, Inc.
Fulton, Missouri

We have audited the accompanying consolidated statements of financial condition of Fulton Bancorp, Inc. ("Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997, for the two months ended June 30, 1996 and for the year ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, for the two months ended June 30, 1996 and for the year ended April 30, 1996, in conformity with generally accepted accounting principles.

As described in Note A, the Company changed its method of accounting for impaired loans on May 1, 1995, and for mortgage servicing rights on May 1, 1996.


/s/ Moore, Horton & Carlson, P.C.

Mexico, Missouri
August 28, 1998

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30
                                           1998                1997
                                      --------------------------------
ASSETS

Cash (includes interest-bearing
 deposits of $13,146,912 and
 $6,330,942, respectively)            $ 13,777,625        $  7,107,921
Investment securities, available
 -for-sale--Note B                         950,276           1,899,023
Stock in Federal Home
 Loan Bank ("FHLB") of Des Moines          643,300             637,200
Loans held for sale                      3,649,482           4,463,220
Loans receivable--Note C                88,104,227          83,759,306
Accrued interest receivable
 --Note D                                  678,310             728,882
Premises and equipment
  --Note E                               1,419,413           1,482,623
Foreclosed real estate--Note C             157,525             197,525
Other assets                               730,268             293,340
                                      ------------        ------------
                    TOTAL ASSETS      $110,110,426        $100,569,040
                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits--Note F                    $ 69,163,842        $ 67,197,455
  Advances from Federal
  Home Loan Bank of Des
  Moines--Note H                        12,810,007           6,500,000
  Advances from borrowers
  for property taxes and
  insurance                                984,986           1,018,316
  Accrued interest
   payable                                  84,034              96,318
  Other liabilities                      1,572,190             499,616
                                      ------------        ------------
               TOTAL LIABILITIES        84,615,059          75,311,705

Commitments and contingencies
 --Notes L and M

Stockholders' Equity--Notes G, I,
 J and O
 Preferred stock, $.01 par value,
 1,000,000 shares authorized,
   none issued                                 ---                 ---
  Common stock, $.01 par value,
  6,000,000 shares authorized,
   1,719,250 shares issued
   and outstanding                          17,193              17,193
  Additional paid-in capital            16,943,018          16,600,967
  Retained earnings -
  substantially restricted              10,673,592           9,910,443
  Unearned ESOP shares                  (1,133,372)         (1,271,674)
  Deferred management
  recognition and development
  plan ("MRDP")                         (1,006,062)                ---
  Unrealized gain on securities
   available-for-sale                          998                 406
                                      ------------        ------------
     TOTAL STOCKHOLDERS' EQUITY         25,495,367          25,257,335
                                      ------------        ------------
      TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY             $110,110,426        $100,569,040
                                      ============        ============

See accompanying notes to consolidated financial statements.


Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended June 30, 1998 and 1997, two months ended
June 30, 1996 and year ended April 30, 1996


                                                             Unrealized                      Total
                          Additional              Unearned   Gain (Loss)                     Stock-
                Common    Paid-In     Retained    ESOP       on          Deferred   Treasury holders'
                Stock     Capital     Earnings    Shares     Securities  MRDP       Stock    Equity
                -------   ----------  --------    --------   ----------  ---------  -------  --------

Balance at
 April 30,
 1995         $    ---   $     ---   $ 8,475,818  $     ---   $  8,333   $      --- $   ---  $ 8,484,151
Net income         ---         ---       620,076        ---        ---          ---     ---      620,076
Change in
 unrealized
 gain (loss)
 on securities
 available-
 for-sale,
 net of tax        ---         ---           ---        ---     12,516          ---     ---       12,516
              --------    --------    ----------   --------  ---------   ----------  ------   ----------
  BALANCE AT
  APRIL 30,
  1996             ---         ---     9,095,894        ---     20,849          ---     ---    9,116,743

Net income         ---         ---       164,481        ---        ---          ---     ---      164,481
Change in
 unrealized
 gain (loss)
 on securi-
 ties avail-
 able-for-sale,
 net of tax        ---         ---           ---        ---     (7,369)        ---      ---       (7,369)
              --------    --------    ----------   --------  ---------  ----------   ------   ----------
  BALANCE AT
  JUNE 30,
  1996             ---         ---     9,260,375        ---     13,480         ---      ---    9,273,855

Net income         ---         ---       821,993        ---        ---         ---      ---      821,993
Net proceeds
 from issuance
 of common
 stock-- Note
 M              17,193  16,531,937           ---        ---        ---         ---      ---   16,549,130
Common stock
 issued to
 Employee Stock
 Ownership Plan
 ("ESOP")--
 Note J            ---         ---           --- (1,375,400)       ---         ---      ---   (1,375,400)
Release of
 ESOP shares       ---      69,030           ---    103,726        ---         ---      ---      172,756
Change in
 unrealized
 gain (loss) on
 securities
 available-
 for-sale,
 net of tax        ---         ---           ---        ---    (13,074)        ---      ---      (13,074)
Dividends
 paid ($.10
 per share)        ---         ---      (171,925)       ---        ---         ---      ---     (171,925)
               ------- -----------   ----------- ----------   --------  ----------   ------   ----------
  BALANCE AT
  JUNE 30,
  1997          17,193  16,600,967     9,910,443 (1,271,674)       406         ---      ---   25,257,335

Net income         ---         ---     1,139,182        ---        ---         ---      ---    1,139,182
Release of
 ESOP
 shares            ---     157,520           ---    138,302        ---         ---      ---      295,822
Change in
 unrealized
 gain (loss) on
 securities
 available-
 for-sale,
 net of tax        ---         ---           ---        ---        592         ---      ---          592
Purchase of
 Treasury
 Stock             ---         ---           ---        ---        ---         --- (497,222)    (497,222)
Establish MRDP     ---       5,622           ---        ---        ---  (1,530,132) 497,222   (1,027,288)
Market value
 adjustment of
 MRDP              ---     178,909           ---        ---        ---         ---      ---      178,909
Compensation
 expense
 MRDP              ---         ---           ---        ---        ---     524,070      ---      524,070

Dividends paid
 ($.22 per
 share)            ---         ---      (376,033)       ---        ---         ---      ---     (376,033)
               ------- -----------   ----------- -----------  -------- -----------   ------  -----------
  BALANCE AT
  JUNE  30,
  1998         $17,193 $16,943,018   $10,673,592 $(1,133,372) $    998 $(1,006,062)  $  ---  $25,495,367
               ======= ===========   =========== ===========  ======== ===========   ======  ===========

See accompanying notes to consolidated financial statements.

                                                        -18-

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
                                                     Two Months    Year Ended
                               Year Ended June 30       Ended       April 30
                                1998        1997    June 30, 1996     1996
                           --------------------------------------------------
Interest Income
 Mortgage loans             $6,497,768  $5,872,624  $  952,973    $4,914,438
 Consumer and other loans      852,265     843,975     143,672       774,757
 Investment securities         134,928     224,874      43,444       297,716
 Interest-bearing deposits     661,906     398,091       8,980       184,777
                            ----------  ----------  ----------    ----------
  Total Interest Income      8,146,867   7,339,564   1,149,069     6,171,688

Interest Expense
 Deposits -- Note F          3,472,938   3,505,186     600,412     3,463,533
 Advances from FHLB            709,750     433,248      64,842       317,497
                            ---------- -----------  ----------    ----------

  Total Interest Expense     4,182,688   3,938,434     665,254     3,781,030
                            ---------- -----------  ----------    ----------

  Net Interest Income        3,964,179   3,401,130     483,815     2,390,658

Provision for Loan
 Losses -- Note C               70,000     120,000      25,000        44,242
                            ---------- -----------  ----------    ----------
  Net Interest Income
   After Provision
   for Loan Losses           3,894,179   3,281,130     458,815     2,346,416

Noninterest Income (Loss)
 Loan servicing fees           310,638     317,735      50,747       280,525
 Service charges and
  other fees                   132,032     139,874      24,370       129,588
 Income (Loss) from
  foreclosed assets, net       (48,918)      7,018       1,577        10,282
 Gain on sale of loans         392,198     158,436         ---           ---
 Gain on sale of other
  assets                           ---       9,780      40,823           ---
 Other                           6,248       3,796       1,840        65,113
                            ---------- -----------  ----------    ----------
  Total Noninterest
   Income                      792,198     636,639     119,357       485,508

Noninterest Expense
 Employee salaries and
  benefits                   1,715,872   1,081,983     151,347       878,770
 Occupancy costs               272,233     274,151      40,410       222,514
 Advertising                    51,565      54,492       6,473        31,751
 Data processing               166,065     176,412      32,687       152,755
 Federal insurance premiums     47,703     511,473      30,782       153,182
 Directors' fees                89,843      86,543      14,424        87,223
 Other                         546,914     439,722      40,068       322,653
                            ---------- -----------  ----------    ----------
  Total Noninterest
   Expense                   2,890,195   2,624,776     316,191     1,848,848
                            ---------- -----------  ----------    ----------

INCOME BEFORE INCOME TAXES   1,796,182   1,292,993     261,981       983,076
Income Taxes--Note G           657,000     471,000      97,500       363,000
                            ---------- -----------  ----------    ----------

               NET INCOME   $1,139,182 $   821,993  $  164,481    $  620,076
                            ========== ===========  ==========    ==========
Basic income per share      $      .72 $       .52  $      N/A    $      N/A
                            ========== ===========  ==========    ==========
Diluted income per share    $      .70 $       .52  $      N/A    $      N/A
                            ========== ===========  ==========    ==========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Two Months     Year Ended
                            Year Ended June 30        Ended         April 30
                             1998        1997     June 30, 1996        1996
                           --------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income               $ 1,139,182   $ 821,993  $   164,481  $   620,076
  Adjustments to reconcile
   net income to net cash
   provided by operating
   Activities
     Provision for loss
      on other real estate      40,000         ---          ---          ---
     Depreciation and
      amortization             147,010      67,648       21,511      126,863
     Amortization of
      premiums and discounts      (315)     (9,401)      (3,090)      (1,167)
     Provisions for loan
      losses                    70,000     120,000      (25,000)      44,242
     Deferred income taxes     (83,400)      8,500        5,600        5,000
     Proceeds from sales
      of loans held for
      sale                  15,604,233  22,352,416    2,465,482   22,632,003
     Originations of loans
      held for sale        (14,790,495)(24,288,113)    (707,758) (24,364,659)
     Stock and patronage
      dividends                    ---         ---       47,326      (44,421)
     Gain on sale of loans
      held for sale           (392,198)   (158,436)         ---          ---
     Amortization
      of servicing asset        45,314       3,567          ---          ---
     Loss on disposal of
      foreclosed real
      estate                     8,245         ---          ---          ---
     ESOP shares released      295,822     172,755          ---          ---
      MRDP compensation
      expense                  524,070         ---          ---          ---
  Change to assets and
   liabilities increasing
   (decreasing) cash flows
     Accrued interest
      receivable                50,572     (24,263)     (97,047)    (114,519)
     Other assets               30,818    (226,117)     (23,877)     (43,591)
     Accrued interest
      payable                  (12,284)     (3,373)    (199,822)      27,872
     Other liabilities         224,200     156,558      217,562      (91,319)
                           -----------   ---------  -----------  -----------
 NET CASH PROVIDED BY
  (USED IN) OPERATING
           ACTIVITIES         2,900,774   (906,266)    1,865,368   (1,203,620)

CASH FLOWS FROM INVESTING
 ACTIVITIES
   Purchase of investment
    securities, available-
    for-sale                        --- (1,202,890)          ---     (193,687)
   Proceeds from maturities
    of investment securities
    available-for-sale         950,004   2,500,004          ---    1,200,899
   Loans originated,
    net of repayments       (4,460,978) (7,289,495)  (4,622,561)  (5,837,654)
   Purchase of
    mortgage loans                 ---         ---          ---     (484,200)
   Purchase FHLB stock          (6,100)        ---          ---          ---
   Purchase of premises
    and equipment              (83,800)   (239,684)    (110,954)    (307,182)
   Carrying value of
    other real estate
    investment disposal            ---     408,543          ---          ---
   Expenditures on
    foreclosed real estate         ---         ---          ---       (3,099)
                           -----------   ---------  -----------  -----------
      NET CASH USED IN
  INVESTING ACTIVITIES      (3,600,874) (5,823,522)  (4,733,515)  (5,624,923)

Fulton Bancorp, Inc.

                                                    Two Months     Year Ended
                            Year Ended June 30         Ended         April 30
                            1998         1997       June 30, 1996     1996
                        ------------------------------------------------------
CASH FLOWS FROM
 FINANCING
 ACTIVITIES
   Net increase
   (decrease) in
   deposits               $ 1,966,387  $(3,879,523)  $  974,238  $ 5,111,241
   Advances from FHLB
     Borrowings            13,000,000   11,500,000    2,000,000    1,500,000
     Repayments            (6,689,993) (12,000,000)         ---   (1,000,000)
   Net increase
     (decrease)
     in advances for
     taxes and insurance      (33,330)      59,293      126,303      (47,393)
   Proceeds from sale of
     common stock                 ---   16,549,131          ---          ---
   Purchase treasury
     shares for MRDP         (497,227)         ---          ---          ---
   Loan to ESOP                   ---   (1,375,400)         ---          ---
   Dividends paid            (376,033)    (171,925)         ---          ---
                          -----------  -----------   ----------  -----------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES      7,369,804   10,681,576    3,100,541    5,563,848
                          -----------  -----------   ----------  -----------
          NET INCREASE
    (DECREASE) IN CASH      6,669,704    3,951,788      232,394   (1,264,695)
Cash, beginning of period   7,107,921    3,156,133    2,923,739    4,188,434
                          -----------  -----------   ----------  -----------
     CASH, END OF PERIOD  $13,777,625  $ 7,107,921   $3,156,133  $ 2,923,739
                          ===========  ===========   ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid for
    Interest on deposits  $ 3,488,294  $ 3,501,813   $  400,579  $ 3,753,158
                          ===========  ===========   ==========  ===========
    Interest on
    FHLB advances         $   709,750  $   433,248   $   64,842  $   317,947
                          ===========  ===========   ==========  ===========
    Income tax            $   862,376  $   288,000   $   81,270  $   247,100
                          ===========  ===========   ==========  ===========
  Noncash investing
   and financing
   activities are
   as follows
     Loans to
      facilitate
      sales of
      real estate         $    30,000  $       ---   $      ---  $    77,805
                          ===========  ===========   ==========  ===========
     Foreclosed
      real estate
      acquired by
      foreclosure
      or deed in
      lieu of
      foreclosure         $    40,140  $       ---   $      ---  $   267,861
                          ===========  ===========   ==========  ===========
     Stock and
      patronage
      dividends           $       ---  $       ---   $      ---  $    59,826
                          ===========  ===========   ==========  ===========
  Allocation of MRDP
   shares of common
   stock                  $ 1,530,132  $       ---   $      ---  $       ---
                          ===========  ===========   ==========  ===========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying reporting policies and practices of Fulton Bancorp, Inc. conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

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

Investment Securities: All securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of equity.

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

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued. Interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual basis.

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

Impaired Loans: The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective May 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

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

Net Income Per Share: Basic income per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income per share include the effects of all dilutive potential common shares outstanding during each period. Income per share for all periods presented conform to SFAS No. 128.

New Accounting Standards: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting of Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. An enterprise shall continue to display an amount for net income but will also be required to display other comprehensive income, which includes other changes in equity. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to revise present disclosure requirements applicable to those benefits. Although the standard does not change the measurement or recognition requirements for postretirement benefit plans, it standardizes the disclosure requirements; requires additional information on changes in benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements.

SFAS Nos. 130, 131 and 132 are effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending June 30, 1999. Management does not expect that these standards will significantly affect the Company's financial reporting.

In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for Derivative instruments, including certain derivative instruments embedded in other contracts, Under SFAS No. 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies.

If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of the other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

SFAS No. 133 is effective for the financial statements issued for periods beginning after June 15, 1999. The Company is currently evaluating the effects of SFAS No. 133.

Reclassification: Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B--INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

                                           Gross Unrealized
                              Amortized    -----------------        Fair
                                Cost       Gains      Losses        Value
                             -----------------------------------------------
U.S. Government obligations
  June 30, 1998              $  948,689   $ 1,587   $    ---      $  950,276
                             ==========   =======   ========      ==========
  June 30, 1997              $1,898,378   $ 3,744   $  3,099      $1,899,023
                             ==========   =======   ========      ==========

The scheduled contractual maturities of debt securities at June 30, 1998, are all within one year. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Investment securities were pledged to secure deposits as required or permitted by law, with a carrying value of $582,000 and $1,228,727 and a fair value of $582,486 and $1,228,267 at June 30, 1998 and 1997, respectively.

NOTE C--LOANS RECEIVABLE

Loans receivable consist of the following at June 30:

                                                1998            1997
                                           ---------------------------
Mortgage loans:
  One- to four-family residences             $54,664,341    $53,461,377
  Multi-family                                 6,038,504      4,278,995
  Commercial                                  12,011,013      9,506,609
  Construction                                11,319,713     11,295,154
  Land                                         4,402,215      3,524,482
                                             -----------    -----------
                                              88,435,786     82,066,617
  Less undisbursed portion of mortgage loans   8,196,732      6,958,581
                                             -----------    -----------
                                              80,239,054     75,108,036
Consumer and other loans:
  Consumer                                     5,180,374      6,447,397
  Automobile                                   1,746,597      1,793,229
  Savings                                        343,471        196,365
  Commercial                                     427,152        257,226
  Equity line of credit                          422,706        440,896
  Education                                      650,490        385,397
  Other                                            3,730          4,360
                                             -----------    -----------
                                               8,774,520      9,524,870
                                             -----------    -----------
                                              89,013,574     84,632,906
Net deferred loan-origination fees                61,237         45,715
Allowance for loan losses                       (970,584)      (919,315)
                                             -----------    -----------
Loans receivable, net                        $88,104,227    $83,759,306
                                             ===========    ===========

In the normal course of business, the Company has made loans to its directors and officers. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors and officers total approximately $241,800 and $137,300 at June 30, 1998 and 1997, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $104,078,886 and $90,436,230 at June 30, 1998 and 1997, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $642,061 and $654,237 at June 30, 1998 and 1997, respectively.

Mortgage servicing rights of $475,730 and $158,436 were capitalized during the years ended June 30, 1998 and 1997, respectively. Amortization of mortgage servicing rights totaled $45,314 and $3,567 for the years ended June 30, 1998 and 1997, respectively. The unamortized balance of $472,094 and $154,869 approximated the fair value of such rights at June 30, 1998 and 1997, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.

The Company had loans serviced by others amounting to $2,103,342 and $2,400,282 at June 30, 1998 and 1997, respectively.

Allowance for loan losses is as follows:
                                                          Two
                                                          Months    Year
                                                          Ended     Ended
                                    Year Ended June 30    June 30,  April 30
                                     1998       1997      1996       1996
                                   -----------------------------------------

Balance, beginning of period       $919,315   $799,861   $782,070  $761,897
  Provision for loan losses          70,000    120,000     25,000    44,242
Charge-offs                         (18,840)   (16,207)    (9,079)  (27,391)
Recoveries                              109     15,661      1,870     3,322
                                   --------   --------   --------  --------
          BALANCE, END OF PERIOD   $970,584   $919,315   $799,861  $782,070
                                   ========   ========   ========  ========

The recorded investment in impaired loans, for which there is no need for a valuation allowance based upon the measure of the loan's fair value of the underlying collateral at June 30, 1998 and 1997, was $-0- and $160,130, respectively. The average recorded investment in impaired loans during the year ended June 30, 1998 and 1997, was $91,732 and $176,466, respectively.
The related interest income that would have been recorded had the loans been current in accordance with their original terms amounted to approximately $6,000 and $26,000 at June 30, 1998 and 1997, respectively. The amount of interest included in interest income on such loans for the year ended June 30, 1998 and 1997, amounted to approximately $4,000 and $16,000, respectively.

The allowance for losses on foreclosed real estate was $40,000 and $-0- at June 30, 1998 and 1997, respectively.

D--ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consist of the following at June 30:

                                                       1998      1997
                                                     ------------------
Loans                                                $662,982  $707,553
Investments securities                                 15,328    21,329
                                                     --------  --------
                                                     $678,310  $728,882
                                                     ========  ========

NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consist of the following at June 30:

                                                           1998      1997
                                                       ----------------------
Land                                                   $  129,705 $  129,705
Building and improvements                               1,217,224  1,203,216
Furniture and equipment                                 1,320,642  1,278,163
                                                       ---------- ----------
                                                        2,667,571  2,611,084
Less accumulated depreciation and amortization          1,248,158  1,128,461
                                                       ---------- ----------
                                                       $1,419,413 $1,482,623
                                                       ========== ==========

NOTE F--DEPOSITS

Deposit account balances are summarized as follows at June 30:

                         Weighted
                       Average Rate         1998                   1997
                        At June 30,   ----------------------------------------
                           1998       Amount      %         Amount       %
                       ------------   ----------------------------------------

Non-interest-bearing        --- %  $ 1,880,089   2.7%     $ 1,542,811   2.3%
NOW                        2.63      4,963,807   7.2        4,930,834   7.4
Money Market               3.55      2,640,176   3.8        2,767,325   4.1
Passbook savings           3.03      6,287,701   9.1        5,918,794   8.8
                                    ----------  ----      -----------  ----
                                    15,771,773  22.8       15,159,764  22.6
Certificates of deposit:
  3.00 to 3.99%            3.00          7,036   ---          103,168    .2
  4.00 to 4.99%            4.75         92,616    .1        1,669,189   2.5
  5.00 to 5.99%            5.66     36,754,829  53.2       33,132,580  49.3
  6.00 to 6.99%            6.12     15,623,561  22.6       16,066,691  23.9
  7.00 to 7.99%            7.04        899,920   1.3        1,043,101   1.5
  8.00 to 8.99%            8.00         14,107   ---           22,962   ---
                                   -----------  ----      -----------  ----
                           5.82     53,392,069  77.2       52,037,691  77.4
                                   -----------  ----      -----------  ----

                                   $69,163,842 100.0%     $67,197,455 100.0%
                                   =========== =====      =========== =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $6,124,806 and $5,923,000 at June 30, 1998 and
1997, respectively.  Deposits over $100,000 are not federally insured.

The Company held deposits of approximately $1,628,738 and $1,133,604 for its directors and officers at June 30, 1998 and 1997, respectively.

At June 30, 1998, contractual maturities of certificates of deposit are as follows:

Stated
Interest                            Year Ended June 30
Rate         1999       2000         2001       2002      2003    After
-------- ----------------------------------------------------------------

3.00 to
 3.99%   $     7,036 $       --- $      --- $      --- $      --- $   ---
4.00 to
 4.99%           ---         ---     92,616        ---        ---     ---
5.00 to
 5.99%    27,055,187   7,281,962  1,176,411    426,290    814,979     ---
6.00 to
 6.99%     4,743,586   5,761,928  2,775,507  1,254,006  1,043,535  45,000
7.00 to
 7.99%       564,267     325,369     10,283        ---        ---     ---
8.00 to
 8.99%           ---         ---        ---        ---     14,107     ---
         ----------- ----------- ---------- ---------- ---------- -------
         $32,370,076 $13,369,259 $4,054,817 $1,680,296 $1,872,621 $45,000
         =========== =========== ========== ========== ========== =======

Interest expense on deposits are as follows:
                                                         Two
                                                         Months       Year
                                 Year Ended June 30      Ended        Ended
                                   1998        1997      June 30,    April 30
                                                          1996         1996
                                ----------------------------------------------
NOW, Money Market and
 Passbook savings accounts      $  403,971  $  449,175   $ 65,873  $  386,380
Certificate accounts             3,068,967   3,056,011    534,539   3,077,153
                                ----------  ----------   --------  ----------
                                $3,472,938  $3,505,186   $600,412  $3,463,533
                                ==========  ==========   ========  ==========

NOTE G--INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                                        Two Months
                                                          Ended     Year Ended
                                    Year Ended June 30   June 30,    April 30
                                     1998       1997      1996        1996
                                   -------------------------------------------

Current                            $740,400   $479,500   $103,100   $368,000
Deferred (benefit)                  (83,400)    (8,500)    (5,600)    (5,000)
                                   --------   --------   --------   --------
                                   $657,000   $471,000   $ 97,500   $363,000
                                   ========   ========   ========   ========

In addition, the Company recorded deferred income tax (benefit) to equity relating to unrealized gains and losses on investment securities available-for-sale of $(350), $(7,719), $(4,349) and $7,388 for the years ended June 30, 1998 and 1997, the two months ended June 30, 1996 and year ended April 30, 1996, respectively.

The provision for income taxes as shown on the consolidated statements of income differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:

                                                 Two Months
                       Year Ended June 30       Ended June 30     Year Ended
                       1998           1997           1996       April 30, 1996
                --------------------------------------------------------------
Income tax
 expense at
 statutory
 rates          $610,702  34.0% $439,618  34.0% $89,074  34.0% $334,239  34.0%
Increase (decrease)
 resulting from:
  State income
   taxes, net
   of federal
   benefit        51,874   2.9    31,020   2.4    8,910   3.4    21,120   2.1
  Other, net      (5,576)  (.3)      362   ---     (484)  (.2)    7,641   0.8
                --------  ----  --------  ----  -------  ----  --------  ----
                $657,000  36.6% $471,000  36.4% $97,500  37.2% $363,000  36.9%
                ========  ====  ========  ====  =======  ====  ========  ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities included in other assets at June 30 are as follows:

                                                          1998       1997
                                                        --------------------
Deferred tax assets
  Allowance for loan losses                             $315,430   $320,400
  Accrued compensation and benefits                      211,720        ---
Deferred tax liabilities Depreciation                   (131,450)  (125,860)
  FHLB stock dividend                                    (76,040)   (76,040)
  Unrealized gain on available-for-sale securities          (590)      (240)
  Gain on sale of loans                                 (175,260)   (57,500)
                                                        --------   --------
                               NET DEFERRED TAX ASSET   $143,810   $ 60,760
                                                        ========   ========

During 1996, the Small Business Job Protection Act (the "Act") was signed into law. The Act eliminated the percentage of taxable income bad debt deductions for thrift institutions for tax years beginning after December 31, 1995. The Act provides that bad debt reserves accumulated prior to 1988 be exempt from recapture. Bad debt reserves accumulated after 1987 are subject to recapture. The Bank has provided for deferred income taxes for the reserve recapture after 1987; therefore the impact of this legislation will not have a material effect on the Bank's financial statements.

Prior to the enactment of the Act, the Bank at June 30, 1998, accumulated approximately $1,900,000 of retained earnings for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. If any of this amount is used other than to absorb loan losses(which is not anticipated), the amount will be subject to income tax at the current corporate rates.

NOTE H--ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Advances from FHLB, with weighted average interest rates, consist of the following at June 30:

                                                       1998          1997
                                                   --------------------------
5.83% due on or before October 17, 1997             $       ---   $1,000,000
5.48% due on or before November 18, 1997                    ---    1,000,000
5.70% due on or before November 28, 1997                    ---    2,000,000
6.11% due on or before March 20, 1998                       ---    2,500,000
6.79% due on or before August 15, 2012                  967,040          ---
6.61% due on or before September 19, 2012               969,975          ---
6.35% due on or before October 3, 2012                  972,803          ---
5.96% due on or before October 16, 1998               1,000,000          ---
6.10% due on or before November 19, 2002              1,000,000          ---
6.31% due on or before November 19, 2012              1,952,373          ---
6.00% due on or before November 17, 2000              1,000,000          ---
5.95% due on or before November 19, 1999              1,000,000          ---
5.81% due on or before November 19, 1998              1,000,000          ---
5.98% due on or before January 8, 2013                2,947,816          ---
                                                    -----------   ----------
                                                    $12,810,007   $6,500,000
                                                    ===========   ==========

Scheduled maturities of FHLB advances are as follows:

                     Year ending
                       June 30                    Amount
                   ------------------------------------------
                         1999                  $ 2,344,001
                         2000                      366,258
                         2001                    2,389,959
                         2002                    1,415,175
                         2003                      449,240
                   Thereafter                    5,845,374
                                               -----------
                                               $12,810,007
                                               ===========

The Company has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts. The Company must hold an unencumbered portfolio of eligible one- to four-family residential mortgages with a book value of not less than 150% of the indebtedness.

NOTE I--REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank capital amounts and classification are also subject to qualitative judgement by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Based on its regulatory capital ratios at June 30, 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios also presented in the table.

                                                                                        To Be Well
                                                                                      Capitalized Under
                                                                  For Capital         Prompt Corrective
                                        Actual               Adequacy Purposes        Action Provisions
                               ----------------------       -------------------      ------------------
                                 Amount       Ratio          Amount      Ratio         Amount    Ratio
                               ------------------------------------------------------------------------

As of June 30, 1998
 Total
 Risk-
 Based
 Capital
 (to Risk
 Weighted
 Assets)   $19,275 679    30.19%    Greater $5,108,161   Greater 8.0%  Greater $6,385,201  Greater 10.0%
                                    or equal             or equal      or equal            or equal
                                    to                   to            to                  to
 Tier 1
  Capital
  (to Risk
  Weighted
  Assets)   18,635,054    16.94%    Greater  4,399,918   Greater 4.0%  Greater  6,599,877  Greater  6.0%
                                    or equal             or equal      or equal            or equal
                                    to                   to            to                  to
 Tier 1
  Capital
  (to
  Adjusted
  Assets)   18,635,054    16.94%    Greater  3,299,938   Greater 3.0%  Greater  5,499,897  Greater  5.0%
                                    or equal             or equal      or equal            or equal
                                    to                   to            to                  to
 Tangible
  Capital
  (to
  Adjusted
  Assets)   18,635,054    16.94%    Greater  1,649,969   Greater 1.5%  Greater    N/A      Greater  N/A
                                    or equal             or equal      or equal            or equal
                                    to                   to            to                  to
As of June 30, 1997
 Total
 Risk-
 Based
 Capital
 (to Risk
 Weighted
 Assets)   $17,505 389    28.86%   Greater $4,852,392   Greater 8.0%  Greater $6,065,490  Greater 10.0%
                                   or equal             or equal      or equal            or equal
                                   to                   to            to                  to
 Tier 1
  Capital
  (to
  Risk
  Weighted
  Assets)   16,944,728    16.85%   Greater  4,022,584   Greater 4.0%  Greater  6,033,877  Greater  6.0%
                                   or equal             or equal      or equal            or equal
                                   to                   to            to                  to
 Tier 1
  Capital
  (to
  Adjusted
  Assets)   16,944,728    16.85%    Greater 3,016,938   Greater 3.0%  Greater  5,028,231  Greater  5.0%
                                    or equal            or equal      or equal            or equal
                                    to                  to            to                  to
 Tangible
  Capital
  (to
  Adjusted
  Assets)   16,944,728    16.85%    Greater 1,508,469   Greater 1.5%  Greater     N/A     Greater  N/A
                                    or equal            or equal      or equal            or equal
                                    to                  to            to                  to

NOTE J--EMPLOYEE BENEFITS

The Company has a 401(k) salary reduction plan that covers all employees meeting specific age and length of service requirements. Under the plan, the Company matches up to 3 percent of participating employees' salaries. Pension costs recognized under the plan totalled $20,982, $19,215, $3,036, and $19,330 for the years ended June 30, 1998 and 1997, the two months ended June 30, 1996, and the year ended April 30, 1996, respectively.

In connection with the conversion from mutual to stock form, the Company established an employee stock ownership plan for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

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

Effective with the date of the stock conversion, the Company adopted Statement of Position ("SOP") 93-6. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the years ended June 30, 1998 and 1997 was $318,084 and $242,004 respectively. The fair value of unreleased shares based on market price of the Company's stock was $2,082,567, and $2,559,236 at June 30, 1998 and 1997, respectively.

The number of ESOP shares at June 30, 1998 are summarized as follows:

Allocated shares                          17,288
Shares released for allocation             6,915
Unreleased shares                        113,337
                                         -------
                                         137,540
                                         =======

The Board of Directors has approved the adoption of a MRDP. Under the MRDP, Common stock aggregating 68,770 shares may be awarded to certain officers and directors of Company and the Bank. The awards will not require any payment by the recipients and will vest over five years beginning one year after shareholder approval of the MRDP (October 23, 1997). The Company purchased 22,600 shares of treasury stock and will issue 46,170 additional shares from authorized shares in August, 1998 to fully fund the plan. At June 30, 1998, the Company had awarded all 68,770 shares.

Deferred compensation, representing the shares market value at the date of award has been recorded as a reduction of stockholders' equity and is being amortized over a five year vesting period using an accelerated method. The amortized balance was $1,006,062 at June 30, 1998. The Company recognized $524,070 as salaries and benefits expense relating to this plan for the year ended June 30, 1998.

The Company has authorized and the shareholders have approved (October 23, 1997) the adoption of a stock option plan. Under the stock option plan, options to acquire 171,925 shares of the Company's stock may be granted to certain officers, directors and employees of the Company and the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of grant. On October 23, 1997 the Company granted options for 171,925 shares for $19.75 per share. The options will vest over the five years following the date of grant and are exercisable for up to 10 years.

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS No. 123 has been applied, while continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had Compensation expense for the Company's incentive and nonstatutory stock options been determined based upon the fair value of the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced by approximately $119,000 or $0.07 per share, for the year ended June 30, 1998.

Following is a summary of the fair values of options granted using the Black-Scholes option-pricing model:

Fair value at grant date                                  $8.09
Assumptions:
     Dividend yield                                        0.52%
     Volatility                                           30.98%
     Risk-free interest rate                               5.37%
     Expected life                                      10 years

Pro forma net earnings reflect only options granted and vested in fiscal 1998. Therefore, the full impact of calculating compensation expense for stock options under SFAS is not reflected in the pro forma net earnings amount presented above because compensation expense is reflected over the options' vesting period.

NOTE K--INCOME PER SHARE

The shares used in calculation of basic and diluted income per share are as follows:

                                                         Year ended June 30
                                                          1998       1997
                                                       ----------------------

Weighted average common shares outstanding              1,591,224  1,584,902
Stock options                                              28,065        ---
                                                        ---------  ---------
                                                        1,619,289  1,584,902
                                                        =========  =========

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

The Company had the following outstanding commitments at June 30, 1998:

Undisbursed portion of mortgage loans                   $ 8,196,732
Undisbursed equity line of credit                         1,506,920
Commitments to originate mortgage loans with
 variable or pending interest rates                       1,374,700
Commitments to originate mortgage loans with fixed
 interest rates ranging
 from 7.50% to 8.75%                                     2,637,175
                                                       -----------
                                    TOTAL              $13,715,527
                                                       ===========

At June 30, 1997, the Company had amounts on deposit at banks and federal agencies in excess of federally insured limits of approximately $14,802,000.

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

NOTE O--CONVERSION TO STOCK OWNERSHIP

On January 9, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On October 17, 1996, the Company sold 1,719,250 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $643,370 were $16,549,130 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $8,274,565 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. At June 30, 1998, no shares of preferred stock had been issued.

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

NOTE P--FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No, 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair value for financial instruments held by the Company. Fair value estimates of the Company's financial instruments as of June 30, 1998 and 1997, including methods and assumptions utilized, are set forth below.

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

In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage servicing portfolio that contributes net fee income annually. The mortgage servicing portfolio is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Also, the fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The amounts at June 30, 1998 and 1997 (dollars in thousands) are as follows:

                                              1998                1997
                                       -----------------   -----------------
                                       Carrying   Fair     Carrying   Fair
                                        Amount    Value     Amount    Value
                                       --------   ------   --------   -------
ASSETS
  Cash and due from depository
   institutions                          $13,778  $13,778   $ 7,108  $ 7,108
  Investment securities                      950      950     1,899    1,899
  Stock in FHLB                              643      643       637      637
  Loans held-for-sale, net                 3,649    3,649     4,463    4,463
  Loans receivable, net                   88,104   88,392    83,759   83,352
  Accrued interest receivable                678      678       729      729

                                                 1998             1997
                                         ----------------  ---------------
                                         Carrying   Fair   Carrying   Fair
                                          Amount    Value   Amount    Value
                                         --------   -----  --------   -----
LIABILITIES
  Transaction accounts                    $15,772  $15,772 $15,159  $15,159
  Certificates of deposit                  53,392   53,509  52,038   51,942
  Advances from Federal Home Loan Bank 12,810 12,810 6,500 6,500 Advances from borrowers for property
   taxes and insurance                        985      985   1,018    1,018
  Accrued interest payable                     84       84      96       96

NOTE Q--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Fulton Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                       June 30
                                               1998               1997
                                          -----------------------------
CONDENSED BALANCE SHEET

ASSETS
Cash and cash equivalents                  $ 6,224,861       $ 6,913,111
ESOP note receivable                         1,202,372         1,301,347
Other assets                                   359,217            41,273
Investment in subsidiary                    18,584,145        17,006,135
                                           -----------       -----------
                          TOTAL ASSETS     $26,370,595       $25,261,866
                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities                        $    26,854       $     4,531
Accrued MRDP                                   848,374               ---
Stockholders' equity                       $25,495,367        25,257,335
                                           -----------       -----------
                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY     $26,370,595       $25,261,866
                                           ===========       ===========

                                                              Inception
                                                            Oct. 17, 1996
                                              Year ended      to June 30,
                                            June 30, 1998         1997
                                            -------------   -------------
CONDENSED STATEMENT OF INCOME
Interest income                              $  465,280         $345,894
Expenses                                        694,694          106,334
        INCOME (LOSS) BEFORE EQUITY IN       ----------         --------
  UNDISTRIBUTED EARNINGS OF SUBSIDIARY         (229,414)         239,560
Equity in undistributed earnings of
 subsidiary                                   1,281,596          694,526
                                             ----------         --------
            INCOME BEFORE INCOME TAXES        1,052,182          934,086
                                             ----------         --------
Income taxes (benefit)                          (87,000)          91,000
                                             ----------         --------
                            NET INCOME       $1,139,182         $843,086
                                             ==========         ========

                                                                   Inception
                                                                 Oct. 17, 1996
                                                    Year ended    to June 30,
                                                   June 30, 1998      1997
                                                   ---------------------------
CONDENSED STATEMENT OF CASH FLOWS

Cash flows from operating activities
  Net income                                       $1,139,182    $   843,086
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Equity in income of the subsidiary             (1,281,596)      (694,526)
    Amortization of deferred MRDP                     524,070            ---
    Increase in other assets                         (317,944)       (41,273)
    Increase in accrued liabilities                    22,323          4,531
                                                   ----------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        86,035        111,818
Cash flows from investing activities
  Purchase of common stock of the subsidiary              ---     (8,274,565)
                                                   ----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES           ---     (8,274,565)

Cash flows from financing activities
  Proceeds from sale of common stock                      ---     16,549,130
  Loan to ESOP                                            ---     (1,375,400)
  Principal collected from ESOP                        98,975         74,053
  Dividends paid                                     (376,033)      (171,925)
  Purchase of treasury stock                         (497,227)           ---
                                                   ----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES      (774,285)    15,075,858
                                                   ----------    -----------
                         NET INCREASE (DECREASE)
                    IN CASH AND CASH EQUIVALENTS     (688,250)     6,913,111

Cash and cash equivalents at beginning of period    6,913,111            ---
                                                   ----------    -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD   $6,224,861    $ 6,913,111
                                                   ==========    ===========
Non-cash investing and financing activities
 Allocation of MRDP shares of common stock         $1,530,132    $       ---
                                                   ==========    ===========

NOTE R--CONDENSED COMPARATIVE FINANCIAL INFORMATION FOR TRANSITION PERIOD REPORTING

                                                        Two Months ended
                                                            June 30
                                                        1996      1995
                                                     ---------------------
                                                                (Unaudited)

Interest income                                      $1,149,069  $985,922
Interest expense                                        665,254   561,622
                                                     ----------  --------
   Net interest income                                  483,815   424,300
Provision for loan losses                                25,000       ---
                                                     ----------  --------
   Net interest income after provision for loan
    losses                                              458,815   424,300
Noninterest income                                      119,357    80,467
Noninterest expense                                     316,191   304,596
                                                     ----------  --------
   Income before income taxes                           261,981   200,171
Income taxes                                             97,500    74,300
                                                     ----------  --------
                                         NET INCOME  $  164,481  $125,871
                                                     ==========  ========

DIRECTORS AND OFFICERS


OFFICERS:                                      DIRECTORS:

FULTON BANCORP, INC.                           FULTON BANCORP, INC.
                                               AND FULTON SAVINGS BANK, FSB

Kermit D. Gohring                              Kermit D. Gohring
President and Chief Executive Officer          Chairman of the Board

Richard W. Gohring                             Richard W. Gohring
Vice President
                                               Bonnie K. Smith
Bonnie K. Smith
Secretary-Treasurer                            Clifford E. Hamilton, Jr
                                               Vice Chairman of the Board

FULTON SAVINGS BANK, FSB                       Dennis J. Adrain
                                               Sole Owner, Vandelict
                                               Trucking, Inc.
Kermit D. Gohring                              President and Majority Owner of
President                                      MoCon, Inc.

Richard W. Gohring                             Billy M. Conner
Executive Vice President                       Co-Owner and Operator
                                               BCGC, Inc., Local Family
                                               Farming Operation
Bonnie K. Smith
Senior Vice President and                      David W. West
 Secretary-Treasurer                           Co-Owner and Operator
                                               Family Farming Operation

CORPORATE INFORMATION

MAIN OFFICE                                  INDEPENDENT AUDITORS

410 Market St.                               Moore, Horton & Carlson, P.C.
Fulton, Missouri  65251                      510 South Muldrow
Telephone (573) 642-6617                     Mexico, Missouri 65265

SPECIAL COUNSEL

Breyer & Aguggia LLP
Washington, D.C.

STOCKHOLDERS INFORMATION

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at the office of Fulton Savings Bank, FSB, 410 Market Street, Fulton Missouri, on October 20, 1998 at 10:00 a.m., Central Time.

SHAREHOLDER AND GENERAL INQUIRIES       TRANSFER AGENT

Kermit D. Gohring                       First Banker's Trust Co
Fulton Savings Bank, FSB                2321 Koch's Lane
410 Market Street                       P.O. Box 3566
Fulton, Missouri 65251-0700             Quincy, Illinois 62305-3566
(573) 642-6618                          (217) 228-8000

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

                            EXHIBIT 23

                Consent of Moore, Horton & Carlson, P.C.

           MOORE, HORTON & CARLSON, P.C.
MH&C       CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------------
      510 South Muldrow,  P.O. Box 775  Mexico, Missouri 65265
             Phone (573) 581-6773   FAX (573) 581-3209



                      CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Fulton Bancorp, Inc.
Fulton, Missouri

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Fulton Bancorp, Inc. (File No. 333-39343) of our report dated August 28, 1998,appearing on page 16 of the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-KSB.

                             /s/ Moore, Horton & Carlson, P.C.

Mexico, Missouri
September 25, 1998