Form 10QSB
period 1998-09-30
FULTON BANCORP INC
filed 1998-11-16
CIK 1017952

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               -----------
                               FORM 10-QSB
                               -----------
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1998
                                ------------------
                                or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number           0-21273
                       ----------------------

                           Fulton Bancorp, Inc.
                           --------------------
                      (Exact name of small business
                   issuer as specified in its charter)

              Delaware                            43-1754577
----------------------------------------      -------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

  410 Market Street, Fulton, MO                      65251
----------------------------------------      -------------------
(Address of principal executive offices)           (Zip Code)

         573-642-6617
----------------------------------------
(Registrant's telephone number)

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

As of November 9, 1998 there were 1,702,049 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                 Yes           No    X
                     ------       ------

                     FULTON BANCORP, INC. AND SUBSIDIARY
                                 FORM 10-QSB
                              September 30, 1998

INDEX                                                                  PAGE
-----                                                                  ----
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                          1

  CONSOLIDATED STATEMENTS OF INCOME                                       2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            4-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                    8-10


PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS                                               11

ITEM 2 - CHANGES IN SECURITIES                                           11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS               11

ITEM 5 - OTHER INFORMATION                                               11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                11

SIGNATURES                                                               12

FINANCIAL DATA SCHEDULE                                                  13

                      FULTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                               September 30,      June 30,
                                                  1998              1998
                                               ---------------------------
                                                        (Unaudited)
ASSETS

  Cash, including interest-bearing accounts
   of $13,932 and $13,147 respectively           $ 14,589       $ 13,778
  Investment securities, available-for-sale         1,053            950
  Stock in Federal Home Loan Bank of Des Moines       889            643
  Loans held for sale                               4,249          3,649
  Loans receivable                                 93,730         88,104
  Accrued interest receivable                         748            678
  Premises and equipment                            1,389          1,420
  Foreclosed real estate                              158            158
  Other assets                                        779            730
                                                 --------       --------
                                 TOTAL ASSETS    $117,584       $110,110
                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                       $ 70,574       $ 69,164
  Advances from Federal Home Loan Bank of
    Des Moines                                     17,708         12,810
  Advances from borrowers for property
    taxes and insurance                             1,386            985
  Accrued interest payable                             98             84
  Other liabilities                                 1,364          1,572
                                                 --------       --------
                            TOTAL LIABILITIES      91,130         84,615

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value per share,
   1,000,000 authorized, none issued                  ---            ---
  Common stock, $.01 par value per share,
   6,000,000 shares authorized, 1,765,411 and
   1,719,250 issued and outstanding, respectively      18             17
  Additional Paid-in capital                       17,818         16,943
  Treasury stock                                     (256)           ---
  Retained earnings - substantially restricted     10,937         10,674
  Unearned ESOP shares                             (1,098)        (1,134)
  Deferred management recognition and
    development plan                                 (968)        (1,006)
  Unrealized gain (loss) on securities
    available-for-sale                                  3              1
                                                 --------       --------
                   TOTAL STOCKHOLDERS' EQUITY      26,454         25,495
                                                 --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $117,584       $110,110
                                                 ========       ========

See accompanying notes to Consolidated Financial Statements

                     FULTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share amounts)

                                               September 30,      June 30,
                                                  1998              1998
                                               ---------------------------
                                                        (Unaudited)
INTEREST INCOME
  Mortgage loans                                 $  1,742       $  1,592
  Consumer and other loans                            214            226
  Investment securities                                30             40
  Interest-earning deposits                           186             97
                                                 --------       --------
                   TOTAL INTEREST INCOME            2,172          1,955

INTEREST EXPENSE
  Deposits                                            884            861
  Advances from Federal Home Loan Bank
   of Des Moines                                      231            108
                                                 --------       --------
                                                    1,115            969
                                                 --------       --------
                     NET INTEREST INCOME            1,057            986

PROVISION FOR LOAN LOSSES                              30             40
                                                 --------       --------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES            1,027            946

NON-INTEREST INCOME
 Loan servicing fees                                   69             81
 Income from sale of loans                             78             91
 Service charges and other fees                        25             22
 Loss from foreclosed assets                          ---            (19)
 Other                                                ---              5
                                                 --------       --------
               TOTAL NON-INTEREST INCOME              172            180

NON-INTEREST EXPENSE
   Employee salaries and benefits                     319            279
   Occupancy costs                                     64             67
   Advertising                                         11             15
   Data processing                                     42             42
   Federal insurance premiums                          12             12
   Directors' fees                                     23             22
   Other                                              100            155
                                                 --------       --------
              TOTAL NON-INTEREST EXPENSE              571            592
                                                 --------       --------
              INCOME BEFORE INCOME TAXES              628            534

INCOME TAXES                                          232            195
                                                 --------       --------
                              NET INCOME         $    396       $    339
                                                 ========       ========
BASIC EARNINGS PER SHARE                         $   0.25       $   0.21
                                                 ========       ========
DILUTED EARNINGS PER SHARE                       $   0.24       $   0.21
                                                 ========       ========

See accompanying notes to Consolidated Financial Statements

                                       -2-
PAGE

                      FULTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                            Three Months Ended
                                               September 30,
                                                  1998              1997
                                               ---------------------------
                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $    396       $    339
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      36             40
    Provisions for loan losses                         30             40
    Provision for loss on foreclosed real estate      ---             20
    Proceeds from sales of loans held for sale      6,722          7,612
    Origination of loans held for sale             (7,321)        (6,166)
    Gain on sale of loans held for sale               (77)           ---
    Amortization of servicing asset                    32            ---
    ESOP shares released                               34             74
    MRDP compensation expense                          38            ---
    Change to assets and liabilities increasing
     (decreasing) cash flows
      Accrued interest receivable                     (25)            (6)
      Other assets                                    (49)           (60)
      Accrued interest payable                         14             46
      Other liabilities                               666             14
                                                 --------       --------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES          496          1,953

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities
     available-for-sale                              (598)           ---
   Proceeds from maturities of investment
     securities
     Available-for-sale                               500            ---
   Loans originated, net of repayments             (5,656)        (2,754)
   Purchase of Federal Home Loan Bank stock          (246)           ---
   Purchase of premises and equipment                  (6)            (4)
                                                 --------       --------
       NET CASH USED IN INVESTING ACTIVITIES       (6,006)        (2,758)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits              1,410            231
   Advances from Federal Home Bank of Des Moines:
    Borrowings                                      5,000          2,000
    Repayments                                       (102)            (3)
   Net increase (decrease) in advance payments
    by borrowers for taxes and insurance              401            541
   Purchase of treasury shares for MRDP              (256)           ---
   Dividends paid                                    (132)           (86)
                                                 --------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES        6,321          2,683
                                                 --------       --------
       NET INCREASE IN CASH                           811          1,878
Cash, beginning of period                          13,778          7,095
                                                 --------       --------
                         CASH, END OF PERIOD     $ 14,589       $  8,973
                                                 ========       ========
See accompanying notes to Consolidated Financial Statements

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of September 30, 1998, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1998, interim financial statements. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

NOTE B--Earnings Per Share
--------------------------

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

                                                   Three Months Ended
                                                      September 30,
                                                     1998       1997
                                                  ---------------------
                                                  (In thousands, except
                                                   earnings per share)

Basic earnings per share:
 Income available to common shareholders           $    396    $    339
                                                   ========    ========
 Average common shares outstanding                    1,582       1,593
                                                   ========    ========
 Basic earnings per share                              0.25        0.21
                                                   ========    ========
Diluted earnings per share:
 Income available to common shareholders                396         339
                                                   ========    ========
 Average common shares outstanding                    1,582       1,593

Dilutive potential common shares outstanding
 due to common stock options and grants                  41         ---
                                                   --------    --------
Average number of common shares and dilutive
 potential common shares outstanding                  1,623       1,593
                                                   ========    ========
Diluted earnings per share                         $   0.24    $   0.21
                                                   ========    ========

                      FULTON BANCORP, INC. AND SUBSIDIARY
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------

NOTE C--Employee Stock Ownership Plan
-------------------------------------
In connection with the conversion to stock form, Fulton Savings Bank, F.S.B., ("Bank") established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300 including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets.

Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $34,575 for the three months ended September, 1998.

A summary of ESOP shares at September 30, 1998, is as follows:

 Shares allocated                            17,288
 Shares available for allocation             10,373
 Unreleased shares                          109,879
                                         ----------
                               TOTAL        137,540
                                         ==========
Fair value of unreleased shares          $1,895,413
                                         ==========
NOTE D--Stock Based Compensation Plans
--------------------------------------

The Board of Directors adopted and the shareholders subsequently approved a Management Recognition and Development Plan ("MRDP") and a Stock Option Plan ("SOP") on October 23, 1997. These plans were established to assist the Company and its subsidiary in attracting, retaining and motivating key management and employees by aligning their financial interest with those of the shareholders of the Company.

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

                      FULTON BANCORP, INC. AND SUBSIDIARY
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------

NOTE D--Stock Based Compensation Plans (Continued)
--------------------------------------------------

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

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply the recognition provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

NOTE E--Year 2000 Issue
-----------------------

The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The Federal Financial Institutions Examination council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. The Company's material software applications are provided by a third party data processing service. The Company has inventoried and assessed core computer functions. All material systems were judged compliant by September 30, 1998. Testing is planned during the fourth quarter of 1998 and the first quarter of 1999. Estimated cost to the Company is not expected to be material since all critical applications are supported by the third party data processing service.

NOTE F--Reclassifications
-------------------------

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE G--Comprehensive Income
----------------------------

On July 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month periods ended September 30, 1998 and 1997, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended September 30, 1998 and 1997 is summarized as follows:

                      FULTON BANCORP, INC. AND SUBSIDIARY
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------

                                                   Three Months Ended
                                                      September 30,
                                                    1998        1997
                                                   ------------------
                                                 (Dollars in  thousands)

 Net income                                          396        339
Other comprehensive income:
   Net unrealized holding gains (losses)
    on investments in debt and equity
    securities available-for-sale                      2          2
   Adjustment for net securities (gains)
    losses realized in net income, net
    of applicable income taxes                         0          0
                                                     ---        ---
   Total other comprehensive income                    2          2
                                                     ---        ---
   Comprehensive income                              398        341
                                                     ===        ===

                      FULTON BANCORP, INC. AND SUBSIDIARY
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
                                   -----------
GENERAL
-------

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

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives on its loan and investments portfolio, and its cost of funds, which consists of interest paid on deposits and borrowings. The Company's operating results are also affected by its level of non-interest income and expenses. Non-interest income consists primarily of loan servicing fees, gain on sale of loans and service charges and other fees. Non-interest expenses include employee salaries and benefits, occupancy costs, deposit insurance premiums, data processing expenses and other operating costs.

The discussion and analysis included herein covers certain changes in results of operations during the three month periods ended September 30, 1998 and 1997, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1998.

The following should be read in conjunction with the Company's 1998 Annual Report to Shareholders which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998
-----------------------------------------------------------

Total assets increased $7.5 million or 6.8% to $117.6 million at September 30, 1998 primarily due to growth in loans receivable, which increased $5.6 million or 6.4%. Management took advantage of favorable rates and terms available on Federal Home Loan Bank advances which funded $4.9 million of the growth in total assets. Deposits increased by $1.4 million or 2.0% due primarily to growth in certificates of deposit. Total stockholders' equity increased $959,000 due primarily to the issuance of 46,161 shares of common stock to the Management Recognition and Development Plan. Net income contributed $396,000 to stockholders' equity. Dividends paid totaled $132,000, and $256,000 of treasury stock was acquired during the period.

Nonperforming assets, which are defined as loans 90 days or more past due and loans on nonaccrual status, totaled $298,000 or 0.25% of total assets at September 30, 1998 compared to $313,000 or 0.28% of total assets as June 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------------------------------

Net income for the three months ended September 30, 1998 increased $57,000 or 16.8% compared to the three months ended September 30, 1997, and diluted earnings per share increased 3 cents or 14.3% to 24 cents per share for the current quarter. Net interest income increased $71,000; non-interest expense decreased $21,000, and the provision for loan losses decreased $10,000. Those favorable variances were partially offset by an $8,000 decrease in non-interest income and a $37,000 increase in income tax expense.

The $71,000 or 7.2% increase in net interest income reflected an $11.0 million or 11.1% increase in average total earning assets, primarily mortgage loans. Net interest margin was $3.82% of average earning assets for the current quarter compared to 3.95% for the same period last year.

The $21,000 or 3.6% decrease in non-interest expense primarily reflected a $55,000 decrease in other non-interest expense resulting from a timing difference in the recognition of audit expenses. Employee salaries and benefits, the largest component of non-interest expense increased $40,000 or 14.3% due primarily to $38,000 of MRDP expense in the current quarter. No MRDP expense was incurred in the same quarter last year.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

The $10,000 decrease in the provision for loan losses reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio.

The $8,000 or 4.4% decrease in non-interest income primarily reflected decreases in loan servicing fees and income from sales of loans, which were partially offset by a decrease in loss from foreclosed assets. The decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 adopted January 1, 1997.

The $37,000 increase in income tax expense primarily reflected increased pre-tax income. The Company's effective income tax rate for the three months ended September 30, 1998 was 36.9% compared to 36.5% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At September 30, 1998, FHLB advances totaled $17,708,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1998, the Bank had approved loan commitments totaling $6.5 million and had undisbursed loans in process of $7.1 million.

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

At September 30, 1998, certificates of deposit amounted to $54.9 million or 77.8% of total deposits, including $34.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 14.03% at September 30,1998. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at September 30, 1998.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                      -----------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                 (Continued)
                                 -----------

Liquidity and Capital Resources (Continued)
-------------------------------------------

                                                    Percent of Adjusted
                                      Amount             Total Assets
                                      ---------------------------------
                                                 (Unaudited)
Tangible capital                      $19,011                16.2%
Tangible capital requirement            2,350                 2.0
                                      -------                ----
                             EXCESS   $16,661                14.2%
                                      =======                ====
Core capital                          $19,011                16.2%
Core capital requirement                4,699                4.0
                                      -------                ----
                             EXCESS   $14,312                12.2%
                                      =======                ====
Risk-based capital                    $19,862                29.2%
Risk-based capital requirement          5,436                 8.0
                                      -------                ----
                             EXCESS   $14,426                21.2%
                                      =======                ====

YEAR 2000 ISSUE
---------------

The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The year 2000 issue presents several potential risks to the Company.

The banking transactions of the Company's customers are processed by one or more computer systems provided by a third-party data processing service. Failure of one or more of those systems to function as a result of the year 2000 date change could result in the Company's inability to properly process customer transactions. If that were to occur, the Company could lose customers to other financial institutions, resulting in a loss of revenue.

A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of the businesses may utilize computers as well. Should the Company's borrowers, or the businesses on which they depend, experience year 2000 related computer problems, such borrowers' cash flow could be disrupted, adversely effecting their ability to repay their loans with the Company.

Concern on the part of certain depositors that the year 2000 related problems could impair access to their deposit account balances following the year 2000 date change could result in the Company experiencing a deposit outflow prior to December 31, 1999. Should the year 2000 related problems occur which cause any of the Bank's systems, or the systems of the third-party service bureau upon which the Company depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have other wise performed.

Management believes it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of such potential problems cannot be predicted.

The Federal Financial Institutions Examination council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. As discussed above, the Company's material software applications are provided by a third-party data processing service. The Company has inventoried and assessed core computer functions. All material systems were judged compliant by September 30, 1998. Testing is planned during the fourth quarter of 1998 and the first quarter of 1999. Estimated testing cost to the Company is not expected to be material since all critical applications are supported by the third-party data processing service.

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

                                    FULTON BANCORP, INC

Date  November 13, 1998             By: /s/ Kermit D. Gohring
                                        -------------------------------
                                        Kermit D. Gohring
                                        President

Date  November 13, 1998             By: /s/ Bonnie K. Smith
                                        -------------------------------
                                        Bonnie K. Smith
                                        Secretary - Treasurer
                                        (Principal Accounting Officer)