Form 10QSB/A
period 1998-09-30
FULTON BANCORP INC
filed 1999-02-12
CIK 1017952

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             -----------------
                               FORM 10-QSB/A
                             -----------------




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1998
                                ------------------

                                         or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number           0-21273
                      ---------------------------------------

                                 Fulton Bancorp, Inc.
                                 --------------------
                           (Exact name of small business
                        issuer as specified in its charter)

              Delaware                                           43-1754577
--------------------------------------                      --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

  410 Market Street, Fulton, MO                                        65251
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

      573-642-6617
------------------------------------
(Registrant's telephone number)

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

                          Yes  X     No
                             -----      -----

As of November 9, 1998 there were 1,702,049 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                          Yes        No   X
                             -----      -----

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               September 30, 1998

INDEX                                                                      PAGE
----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                              1

  CONSOLIDATED STATEMENTS OF INCOME                                           2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                       3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                4-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           8-10


PART II - OTHER INFORMATION
          -----------------

ITEM 1 - LEGAL PROCEEDINGS                                                   11

ITEM 2 - CHANGES IN SECURITIES                                               11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                   11

ITEM 5 - OTHER INFORMATION                                                   11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    11

SIGNATURES                                                                   12

FINANCIAL DATA SCHEDULE                                                      13


                                         FULTON BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (Dollars in thousands)


                                                                                                          September 30,   June 30,
                                                                                                              1998          1998
                                                                                                         --------------------------
                                                                                                                 (Unaudited)



ASSETS
Cash, including interest-bearing accounts of $13,932
   and $13,147 respectively                                                                                $ 14,589      $  13,778
  Investment securities, available-for-sale                                                                   1,053            950
  Stock in Federal Home Loan Bank of Des Moines                                                                 889            643
  Loans held for sale                                                                                         4,249          3,649
  Loans receivable                                                                                           93,730         88,104
  Accrued interest receivable                                                                                   748            678
  Premises and equipment                                                                                      1,389          1,420
  Foreclosed real estate                                                                                        158            158
  Other assets                                                                                                  779            730
                                                                                                         ----------      ----------

                                                                                           TOTAL ASSETS    $117,584       $110,110
                                                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                                                 $ 70,574       $ 69,164
  Advances from Federal Home Loan Bank of Des Moines                                                         17,708         12,810
  Advances from borrowers for property taxes and insurance                                                    1,386            985
  Accrued interest payable                                                                                       98             84
  Other liabilities                                                                                           1,313          1,572
                                                                                                          ---------      ---------
                                                                                     TOTAL LIABILITIES       91,079         84,615


STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value per share, 1,000,000 authorized, none issued                                  ---            ---
  Common stock, $.01 par value per share, 6,000,000 shares authorized, 1,765,411 and
   1,719,250 issued and outstanding, respectively                                                                18             17
  Additional Paid-in capital                                                                                 17,818         16,943
                                                                                                               (256)           ---
  Retained earnings - substantially restricted                                                               10,851         10,674
  Unearned ESOP shares                                                                                       (1,098)        (1,134)
  Deferred management recognition and development plan                                                         (831)        (1,006)
  Unrealized gain (loss) on securities available-for-sale                                                         3              1
                                                                                                        -----------      ---------
                                                                            TOTAL STOCKHOLDERS' EQUITY       26,505         25,495
                                                                                                        -----------      ---------

                                                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $117,584       $110,110
                                                                                                        ===========      =========



See accompanying notes to Consolidated Financial Statements






                                                  FULTON BANCORP, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                           (Dollars in thousands, except per share amounts)

                                                                                                              Three Months Ended
                                                                                                                 September 30,
                                                                                                               1998        1997
                                                                                                            ---------------------
                                                                                                                (Unaudited)

Interest Income
  Mortgage loans                                                                                              $1,742       $1,592
  Consumer and other loans                                                                                       214          226
  Investment securities                                                                                           30           40
  Interest-earning deposits                                                                                      186           97
                                                                                                             -------     --------
                                                                                   TOTAL INTEREST INCOME       2,172        1,955

Interest Expense
  Deposits                                                                                                       884          861
  Advances from Federal Home Loan Bank of Des Moines                                                             231          108
                                                                                                             -------      -------
                                                                                                               1,115          969
                                                                                                             -------      -------
                                                                                     NET INTEREST INCOME       1,057          986

Provision for loan losses                                                                                         30           40
                                                                                                             -------     --------
                                                                               NET INTEREST INCOME AFTER
                                                                               PROVISION FOR LOAN LOSSES       1,027          946

Non-interest Income
 Loan servicing fees                                                                                              69           81
 Income from sale of loans                                                                                        78           91
 Service charges and other fees                                                                                   25           22
 Loss from foreclosed assets                                                                                     ---          (19)
 Other                                                                                                             1            5
                                                                                                            --------     --------

                                                                               TOTAL NON-INTEREST INCOME         173          180

Non-interest Expense
   Employee salaries and benefits                                                                                456          279
   Occupancy costs                                                                                                64           67
   Advertising                                                                                                    11           15
   Data processing                                                                                                42           42
   Federal insurance premiums                                                                                     12           12
   Directors' fees                                                                                                23           22
   Other                                                                                                         100          155
                                                                                                             -------     --------
                                                                              TOTAL NON-INTEREST EXPENSE         708          592
                                                                                                             -------     --------
                                                                              INCOME BEFORE INCOME TAXES         492          182

Income Taxes                                                                                                     182          195
                                                                                                             -------     --------

                                                                                              NET INCOME      $  310      $   339
                                                                                                              ======      =======

Basic Earnings Per Share                                                                                      $ 0.20      $  0.21
                                                                                                              ======      =======
Diluted Earnings Per Share                                                                                    $ 0.19      $  0.21
                                                                                                              ======      =======


See accompanying notes to Consolidated Financial Statements


                                                  FULTON BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)

                                                                                                                Three Months Ended
                                                                                                                   September 30,
                                                                                                                  1998       1997
                                                                                                                ------------------
                                                                                                                     (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                          $     310   $     339
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                                                   36          40
    Provisions for loan losses                                                                                      30          40
    Provision for loss on foreclosed real estate                                                                   ---          20
    Proceeds from sales of loans held for sale                                                                   6,722       7,612
    Origination of loans held for sale                                                                          (7,321)     (6,166)
    Gain on sale of loans held for sale                                                                            (77)        ---
    Amortization of servicing asset                                                                                 32         ---
    ESOP shares released                                                                                            62          74
    MRDP compensation expense                                                                                      175         ---
    Change to assets and liabilities increasing (decreasing) cash flows
      Accrued interest receivable                                                                                  (70)         (6)
      Other assets                                                                                                  (4)        (60)
      Accrued interest payable                                                                                      14          46
      Other liabilities                                                                                            587          14
                                                                                                              --------   ---------
                                                                                  NET CASH PROVIDED BY
                                                                                    OPERATING ACTIVITIES           496       1,953

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities available-for-sale                                                           (598)        ---
   Proceeds from maturities of investment securities
     Available-for-sale                                                                                            500         ---
   Loans originated, net of repayments                                                                          (5,656)     (2,754)
   Purchase of Federal Home Loan Bank stock                                                                       (246)        ---
   Purchase of premises and equipment                                                                               (6)         (4)
                                                                                                             ----------  ---------
                                                                     NET CASH USED IN INVESTING ACTIVITIES      (6,006)     (2,758)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                                           1,410         231
   Advances from Federal Home Bank of Des Moines:
    Borrowings                                                                                                   5,000       2,000
    Repayments                                                                                                    (102)         (3)
   Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                                                                           401         541
   Purchase of treasury shares for MRDP                                                                           (256)        ---
   Dividends paid                                                                                                 (132)        (86)
                                                                                                             ---------   ---------
                                                                  NET CASH PROVIDED BY FINANCING ACTIVITIES      6,321       2,683
                                                                                                             ---------   ---------
                                                                                       NET INCREASE IN CASH        811       1,878
Cash, beginning of period                                                                                       13,778       7,095
                                                                                                              --------    --------

                                                                                         CASH, END OF PERIOD   $14,589    $  8,973
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

                                                                                                                Three Months Ended
                                                                                                                    September 30,
                                                                                                                 1998        1997
                                                                                                              ---------------------
                                                                                                              (In thousands, except
                                                                                                                earnings per share)

Basic earnings per share:
 Income available to common shareholders                                                                       $    310    $    339
                                                                                                               ========    ========

 Average common shares outstanding                                                                                1,582       1,593
                                                                                                               ========    ========

 Basic earnings per share                                                                                          0.20        0.21
                                                                                                              =========   =========
Diluted earnings per share:
 Income available to common shareholders                                                                            310         339
                                                                                                              =========   =========

 Average common shares outstanding                                                                                1,582       1,593

Dilutive potential common shares outstanding due to
 common stock options and grants                                                                                     23         ---
                                                                                                              --------- -----------
Average number of common shares and dilutive
 potential common shares outstanding                                                                              1,605       1,593
                                                                                                               ========   =========

Diluted earnings per share                                                                                     $   0.19   $    0.21
                                                                                                               ========   =========

                     FULTON BANCORP, INC. AND SUBSIDIARY
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                (Continued)
                                 ----------




NOTE C--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock form, Fulton Savings Bank, F.S.B., (" Bank") established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300 including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $52,793 for the three months ended September, 1998.

A summary of ESOP shares at September 30, 1998, is as follows:

 Shares distributed to terminated participants                            208
 Shares allocated                                                      17,080
 Shares available for allocation                                       10,373
 Unreleased shares                                                    109,879
                                                                   ----------
                                                         TOTAL        137,540
                                                                   ==========

Fair value of unreleased shares                                    $1,895,413
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

The MRDP is a fixed award of 68,761 shares of restricted stock which vest over a five year period. The Company selected an amortization method which recognizes a higher percentage of compensation cost in the earlier years than in the later years of the service period. Compensation cost will approximate 34% of the cost of the MRDP awards in the first year, 31% the second year, 18% the third, and 17% in the remaining two years.

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
                                  -----------

                                                                                                                Three Months Ended
                                                                                                                   September 30,
                                                                                                                 1998       1997
                                                                                                              ---------------------
                                                                                                             (Dollars in  thousands)

 Net income                                                                                                        310        339
Other comprehensive income:
   Net unrealized holding gains (losses)
    on investments in debt and equity
    securities available-for-sale                                                                                    2          2
   Adjustment for net securities (gains)
    losses realized in net income, net
    of applicable income taxes                                                                                       0          0
                                                                                                                  ----       ----
   Total other comprehensive income                                                                                  2          2
                                                                                                                  ----       ----

   Comprehensive income                                                                                            312        341
                                                                                                                   ===        ===

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

Financial Condition at September 30, 1998 and June 30, 1998
-----------------------------------------------------------

Total assets increased $7.5 million or 6.8% to $117.6 million at September 30, 1998 primarily due to growth in loans receivable, which increased $5.6 million or 6.4%. Management took advantage of favorable rates and terms available on Federal Home Loan Bank advances which funded $4.9 million of the growth in total assets. Deposits increased by $1.4 million or 2.0% due primarily to growth in certificates of deposit. Total stockholders' equity increased $1,010,000 due primarily to the issuance of 46,161 shares of common stock to the Management Recognition and Development Plan. Net income contributed $310,000 to stockholders' equity. Dividends paid totaled $132,000, and $256,000 of treasury stock was acquired during the period.

Nonperforming assets, which are defined as loans 90 days or more past due and loans on nonaccrual status, totaled $298,000 or 0.25% of total assets at September 30, 1998 compared to $313,000 or 0.28% of total assets as June 30, 1998.

Results of Operations for the Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------------

Net income for the three months ended September 30, 1998 decreased $29,000 or 8.6% compared to the three months ended September 30, 1997. Diluted earnings per share decreased 2 cents or 9.5% to 19 cents per share for the current quarter. Net interest income increased $71,000; the provision for loan losses decreased $10,000; and income tax expense decreased $13,000. However, those favorable variances were more than offset by a $116,000 increase in non-interest expense and a $7,000 decrease in non-interest income.

The $71,000 or 7.2% increase in net interest income reflected an $11.0 million or 11.1% increase in average total earning assets, primarily mortgage loans. Net interest margin was 3.82% of average earning assets for the current quarter compared to 3.95% for the same period last year.

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

                         FULTON BANCORP, INC. AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    (Continued)



The $13,000 decrease in income tax expense primarily reflected decreased pre-tax income. The Company's effective income tax rate for the three months ended September 30, 1998 was 37.0% compared to 36.5% for the same period last year.

The $116,000 or 19.6% increase in non-interest expense primarily reflected a $177,000 or 63.4% in employee salaries and benefits, which was offset in part by a $55,000 decrease in other non-interest expense resulting from a timing difference in the recognition of audit expenses. The increase in employee salaries and benefits was due primarily to $175,000 of Management Recognition and Development Plan (MRDP) expense in the current quarter. No MRDP expense was incurred in the same quarter last year.

The $7,000 decrease in non-interest income primarily reflected decreases in loan servicing fees and income from sales of loans, which were partially offset by a decrease in loss from foreclosed assets. The decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 adopted January 1, 1997.

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

                     FULTON BANCORP, INC. AND SUBSIDIARY
                     -----------------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                                 (Continued)
                                 -----------


Liquidity and Capital Resources (Continued)
-------------------------------------------
                                                                                                       Percent of Adjusted
                                                                                          Amount           Total Assets
                                                                                         ------------------------------
                                                                                                   (Unaudited)
Tangible capital                                                                         $19,011                16.2%
Tangible capital requirement                                                               2,350                 2.0
                                                                                         -------                ----

                                                                                EXCESS   $16,661                14.2%
                                                                                         =======                ====

Core capital                                                                             $19,011                16.2%
Core capital requirement                                                                   4,699                 4.0
                                                                                         -------                ----

                                                                                EXCESS   $14,312                12.2%
                                                                                         =======                ====

Risk-based capital                                                                       $19,862                29.2%
Risk-based capital requirement                                                             5,436                 8.0
                                                                                         -------               -----

                                                                                EXCESS   $14,426                21.2%
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

The Federal Financial Institutions Examination council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. As discussed above, the Company's material software applications are provided by a third-party data processing service. The Company has inventoried and assessed core computer functions. All material systems were judged compliant by September 30, 1998. Testing is planned during the fourth quarter of 1998 and the first quarter of 1999. Estimated testing cost to the Company is not expected to be material since all critical applications are supported by the third-party data processing service.
                                         -10-

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


                                           FULTON BANCORP, INC


           Date     2-9-99                 By: /s/ Kermit D. Gohring
                ------------------            ---------------------
                                               Kermit D. Gohring
                                               President



           Date     2-9-99                 By: /s/ Bonnie K. Smith
                ------------------             ----------------------
                                               Bonnie K. Smith
                                               Secretary - Treasurer
                                               (Principal Accounting Officer)




                       FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATING STATEMENT OF FINANCIAL CONDITION
                               September 30, 1998
                             (Dollars in thousands)

                                                                                                            Fulton           Fulton
                                                                                                            Bancorp,        Savings
                                                                        Consolidated      Eliminations        Inc.             Bank
                                                                           ---------------------------------------------------------
                                                                                                                  (Unaudited)


ASSETS

  Cash and cash equivalents                                               $  14,589       $  (5,929)      $   5,942      $  14,576
  Investment securities, available-for-sale                                   1,053             ---             ---          1,053
  Stock in Federal Home Loan Bank of Des Moines                                 889             ---             ---            889
  Loans held for sale                                                         4,249             ---             ---          4,249
  Loans receivable                                                           93,730          (1,177)          1,177         93,730
  Accrued interest receivable                                                   748             ---             ---            748
  Premises and equipment                                                      1,389             ---             ---          1,389
  Foreclosed real estate                                                        158             ---             ---            158
  Other assets                                                                  779         (19,062)         19,208            633
                                                                          ---------        --------        --------      ---------

                                                            TOTAL ASSETS   $117,584        $(26,168)       $ 26,327       $117,425
                                                                          =========        ========        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                 $ 70,574        $ (5,955)       $    ---       $ 76,529
  Advances from Federal Home Loan Bank of Des Moines                         17,708             ---             ---         17,708
  Other borrowed money                                                          ---          (1,177)            ---          1,177
  Advances from borrowers for property taxes and insurance                    1,386             ---             ---          1,386
  Accrued interest payable                                                       98             (27)            ---            125
  Other liabilities                                                           1,313             ---            (178)         1,491
                                                                          ---------       ---------       ---------       --------
                                                      TOTAL LIABILITIES      91,079          (7,159)           (178)        98,416


STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value per share, 1,000,000
   authorized, none issued                                                      ---             ---             ---            ---
  Common stock, $.01 par value per share, 6,000,000 shares
   authorized, 1,765,411 issued and outstanding                                  18              (1)             18              1
  Paid-in capital                                                            17,818          (8,527)         17,818          8,527
  Treasury stock                                                               (256)            ---            (256)
  Retained earnings - substantially restricted                               10,851         (11,577)         10,851         11,577
  Unrealized gain(loss) on securities available for sale, net of taxes            3              (3)              3              3
  Unearned MRDP shares                                                         (831)              0            (831)             0

  Unearned ESOP shares                                                       (1,098)          1,099          (1,098)        (1,099)
                                                                          ---------        --------       ---------       --------
                                            TOTAL STOCKHOLDERS' EQUITY       26,505         (19,009)         26,505         19,009
                                                                          ---------        --------        --------       --------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $117,584        $(26,168)       $ 26,327       $117,425
                                                                           ========        ========        ========       ========


                       FULTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATING STATEMENT OF INCOME
                       Three months ended September 30, 1998
                              (Dollars in thousands)

                                                                                                             Fulton         Fulton
                                                                                                            Bancorp,       Savings
                                                                         Consolidated      Eliminations       Inc.           Bank
                                                                         ----------------------------------------------------------

Interest Income
  Mortgage loans                                                             $1,742         $   ---        $    ---         $1,742
  Consumer and other loans                                                      214             (25)             25            214
  Investment securities                                                          30             ---             ---             30
  Interest-earning deposits                                                     186             (84)             84            186
                                                                            -------          -------         ------        -------
                                                     TOTAL INTEREST INCOME    2,172            (109)            109          2,172

Interest Expense
  Deposits                                                                      884             (84)            ---            968
  Advances from Federal Home Loan Bank of Des Moines                            231             ---             ---            231
  Other borrowed money                                                          ---             (25)            ---             25
                                                                            -------         -------         -------        -------
                                                    TOTAL INTEREST EXPENSE    1,115            (109)            ---          1,224
                                                                            -------          -------        -------         ------
                                                       NET INTEREST INCOME    1,057             ---             109            948

Provision for loan losses                                                        30             ---             ---             30
                                                                            -------         -------         -------        -------
                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES    1,027             ---             109            918


Non-interest Income
   Loan servicing fees                                                           69             ---             ---             69
   Income from sale of loans                                                     78             ---             ---             78
   Service charges and other fees                                                25             ---             ---             25
   Other                                                                          1            (361)            362            ---
                                                                            -------          -------         ------        -------
                                                 TOTAL NON-INTEREST INCOME      173            (361)            362            172

Non-interest Expense
   Employee salaries and benefits                                               456             ---             175            281
   Occupancy costs                                                               64             ---             ---             64
   Advertising                                                                   11             ---             ---             11
   Data processing                                                               42             ---             ---             42
   Federal insurance premiums                                                    12             ---             ---             12
   Directors' fees                                                               23             ---             ---             23
   Other                                                                        100             ---              18             82
                                                                            -------         -------          ------       --------
                                                TOTAL NON-INTEREST EXPENSE      708             ---             193            515
                                                                            -------         -------          ------        -------
                                                       INCOME BEFORE TAXES      492            (361)            278            575

Income Taxes                                                                    182             ---             (32)           214
                                                                             ------        --------          ------        -------

                                                                NET INCOME   $  310          $ (361)          $ 310         $  361
                                                                             ======        ========          ======         ======