Form 10QSB
period 1998-12-31
FULTON BANCORP INC
filed 1999-02-16
CIK 1017952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________
                                  FORM 10-QSB
                                  -----------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1998
                                -----------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________

Commission File Number        0-21273
                       --------------------------

                             Fulton Bancorp, Inc.
                      ----------------------------------
                         (Exact name of small business
                      issuer as specified in its charter)

            Delaware                                      43-1754577
---------------------------------                   --------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


     410 Market Street, Fulton, MO                         65251
------------------------------------------             ------------
 (Address of principal executive offices)               (Zip Code)


           573-642-6617
-----------------------------------
  (Registrant's telephone number)


                                     None
                -----------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes       X           No
                                       -----------          -----------

As of February 9, 1999, there were 1,653,949 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                       Yes                   No     X
                           -----------          -----------

                      FULTON BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                               December 31, 1998

INDEX                                                                PAGE
-----                                                                ----

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                         3

CONSOLIDATED STATEMENTS OF INCOME                                      4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                            17

ITEM 2 - CHANGES IN SECURITIES                                        17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              17

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY-HOLDERS             17

ITEM 5 - OTHER INFORMATION                                            17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                            18

FINANCIAL DATA SCHEDULE                                               19

                      FULTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                 December 31,          June 30,
                                                                    1998                 1998
                                                                 ------------          ---------
                                                                          (Unaudited)
ASSETS
 Cash, including interest-bearing accounts of $7,225
  and $13,147, respectively                                      $   7,856             $ 13,778
 Investment securities, available-for-sale                           1,700                  950
 Stock in Federal Home Loan Bank of Des Moines                         986                  643
 Loans held for sale                                                 4,074                3,649
 Loans receivable, net of allowance for loan losses of
  $1,032 and $971, respectively                                     98,669               88,104
 Accrued interest receivable                                           746                  678
 Premises and equipment                                              1,431                1,420
 Foreclosed real estate                                                158                  158
 Loan servicing assets                                                 637                  535
 Other assets                                                          265                  195
                                                                 ---------             --------
   TOTAL ASSETS                                                  $ 116,522             $110,110
                                                                 =========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                        $  71,368             $ 69,164
 Advances from Federal Home Loan Bank of Des Moines                 18,549               12,810
 Advances from borrowers for property taxes and insurance              392                  985
 Accrued interest payable                                               60                   84
 Other liabilities                                                     897                1,572
                                                                 ---------             --------
   TOTAL LIABILITIES                                                91,266               84,615

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value per share, 1,000,000 shares
  authorized, none issued                                               --                   --
 Common stock, $0.01 par value per share, 6,000,000 shares
  authorized, 1,765,411 and 1,719,250 issued and outstanding,
  respectively                                                          18                   17
 Additional paid-in capital                                         17,839               16,943
 Treasury stock                                                     (1,824)                  --
 Retained earnings - substantially restricted                       11,019               10,674
 Unearned ESOP shares                                               (1,064)              (1,134)
 Deferred management recognition and development plan                 (733)              (1,006)
 Unrealized gain (loss) on securities available-for-sale                 1                    1
                                                                 ---------             --------
    TOTAL STOCKHOLDERS' EQUITY                                      25,256               25,495
                                                                 ---------             --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 116,522             $110,110
                                                                 =========             ========

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                    Three Months Ended        Six Months Ended
                                                                        December 31,             December 31,
                                                                    1998            1997        1998      1997
                                                                ------------     ----------   --------  --------
                                                                                      (Unaudited)
INTEREST INCOME
 Mortgage loans                                                      $1,847         $1,659    $3,589     $ 3,251
 Consumer and other loans                                               228            236       442         462
 Investment securities                                                   34             37        64          77
 Interest-earning deposits                                              139            162       325         259
                                                                     ------         ------    ------     -------
       TOTAL INTEREST INCOME                                          2,248          2,094     4,420       4,049
INTEREST EXPENSE
 Deposits                                                               886            874     1,770       1,735
 Advances from Federal Home Loan Bank
  of Des Moines                                                         287            172       518         280
                                                                     ------         ------    ------     -------
                                                                      1,173          1,046     2,288       2,015
                                                                     ------         ------    ------     -------
      NET INTEREST INCOME                                             1,075          1,048     2,132       2,034
PROVISION FOR LOAN LOSSES                                                40             20        70          60
                                                                     ------         ------    ------     -------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                       1,035          1,028     2,062       1,974
NON-INTEREST INCOME
 Loan servicing fees                                                     79             93       148         174
 Gain on sale of loans                                                   84            126       162         217
 Service charges and other fees                                          23             22        48          44
 Income (loss) from foreclosed assets                                   (10)           (20)      (10)        (39)
 Other                                                                    3             (1)        4           4
                                                                     ------         ------    ------     -------
     TOTAL NON-INTEREST INCOME                                          179            220       352         400
NON-INTEREST EXPENSE
 Employee salaries and benefits                                         395            463       851         742
 Occupancy costs                                                         80             70       144         137
 Advertising                                                             18             18        29          33
 Data processing                                                         51             37        93          79
 Federal insurance premiums                                              11             12        23          24
 Directors' fees                                                         23             21        46          43
 Other                                                                  174            112       274         267
                                                                     ------         ------    ------     -------
    TOTAL NON-INTEREST EXPENSE                                          752            733     1,460       1,325
                                                                     ------         ------    ------     -------
   INCOME BEFORE INCOME TAXES                                           462            515       954       1,049
INCOME TAXES                                                            169            192       351         387
                                                                     ------         ------    ------     -------
    NET INCOME                                                       $  293         $  323    $  603     $   662
                                                                     ======         ======    ======     =======
BASIC EARNINGS PER SHARE                                             $ 0.19         $ 0.20    $ 0.39     $  0.41
                                                                     ======         ======    ======     =======
DILUTED EARNINGS PER SHARE                                           $ 0.19         $ 0.20    $ 0.38     $  0.41
                                                                     ======         ======    ======     =======

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                          Six Months Ended
                                                                             December 31,
                                                                      1998                 1997
                                                                    --------             --------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                         $    603             $    662
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          74                   87
   Provision for loan losses                                              70                   60
   Provision for loss on foreclosed real estate                           --                   40
   Proceeds from sales of loans held for sale                         16,075               17,327
   Origination of loans held for sale                                (16,500)             (17,452)
   Gain on sale of loans held for sale                                  (146)                (210)
   Amortization of servicing asset                                        44                   --
   ESOP shares released                                                  118                  147
   MRDP compensation expense                                             273                   --
   Change to assets and liabilities increasing (decreasing)
    cash flows
     Accrued interest receivable                                         (68)                  26
     Other assets                                                        (70)                 (48)
     Accrued interest payable                                            (24)                  (9)
     Other liabilities                                                   173                  (38)
                                                                    --------             --------
       NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                              622                  592
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities
  Available-for-sale                                                     750                  700
 Purchase of securities available-for-sale                            (1,500)                  --
 Loans originated, net of repayments                                 (10,635)                 461
 Purchase of premises and equipment                                      (85)                 (28)
 Purchase of Federal Home Loan Bank stock                               (343)                 (87)
                                                                    --------             --------
       NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                          (11,813)               1,046
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                   2,204                1,387
 Advances from Federal Home Loan Bank of Des Moines:
  Borrowings                                                           8,000                6,000
  Repayments                                                          (2,261)                 (36)
 Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                                     (593)                (510)
 Purchase of treasury shares                                          (1,824)                  --
 Dividends paid                                                         (257)                (172)
                                                                    --------             --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,269                6,669
                                                                    --------             --------
      NET INCREASE (DECREASE) IN CASH                                 (5,922)               8,307
Cash, beginning of period                                             13,778                7,095
                                                                    --------             --------
      CASH, END OF PERIOD                                              7,856               15,402
                                                                    ========             ========

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- Basis of Presentation
-------------------------------

The consolidated interim financial statements as of December 31, 1998, included in this report have been prepared by Fulton Bancorp, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1998, interim financial statements. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the operating results for the full year.

NOTE B -- Earnings Per Share
----------------------------

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of EPS calculations for the three and six month periods ended December 31, 1998 and 1997, is as follows:

                                                              Three Months Ended        Six Months Ended
                                                                December 31,              December 31,
                                                              1998        1997           1998    1997
                                                            --------     ------         ------  ------
                                                              (In thousands, except per share amounts)

Basic earnings per share:
 Income available to common shareholders                      $  293     $  323         $  603  $  662
                                                              ======     ======         ======  ======
 Average common shares outstanding                             1,533      1,597          1,557   1,595
                                                              ======     ======         ======  ======
 Basic earnings per share                                     $ 0.19     $ 0.20         $ 0.39  $ 0.41
                                                              ======     ======         ======  ======
Diluted earnings per share:
 Income available to common shareholders                      $  293     $  323         $  603  $  662
                                                              ======     ======         ======  ======
 Average common shares outstanding                             1,533      1,597          1,557   1,595
 Dilutive potential common shares outstanding
  due to common stock options and grants                          16         27             20      13
                                                              ------     ------         ------  ------
 Average number of common shares and
  dilutive potential common shares outstanding                 1,549      1,624          1,577   1,608
                                                              ======     ======         ======  ======
 Diluted earnings per share                                   $ 0.19     $ 0.20         $ 0.38  $ 0.41
                                                              ======     ======         ======  ======

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE C -- Employee Stock Ownership Plan
---------------------------------------

In connection with the conversion to stock form, the Company's subsidiary, Fulton Savings Bank, F.S.B., ("Bank"), established an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained to age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other Earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $99,611 for the six months ended December 31, 1998.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


A summary of ESOP shares at December 31, 1998, is as follows:

Shares distributed to terminated participants               208
Shares allocated                                         30,910
Unreleased shares                                       106,422
                                                     ----------
                         TOTAL                          137,540
                                                     ==========

Fair value of unreleased shares                      $1,736,062
                                                     ==========

 NOTE D - Stock Based Compensation Plans
 ---------------------------------------

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

The MRDP is a fixed award of 68,761 shares of restricted stock which vests over a five year period. The Company selected an amortization method which recognizes a higher percentage of compensation cost in the earlier years than in the later years of the service period. Compensation cost will approximate 34% of the cost of the MRDP awards in the first year, 31% the second year, 18% the third, and 17% in the remaining two years.

Under the SOP, options to acquire shares of the Company's common stock may be granted to certain officer, directors and employees of the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On November 12, 1997, the Company granted options for 171,925 shares at $19.75 per share. The options will vest over a five year period following the date of grant and are exercisable for up to ten years.

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

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE E - Year 2000 Issue
------------------------

The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer function and set priorities for meeting Year 2000 conversion goals. The Company's material software applications are provided by a third party data processing service. The Company has inventoried and assessed core computer functions. All material systems were judged compliant by September 30, 1998. Testing will continue into the first quarter of 1999. Estimated cost to the Company is not expected to be material since all critical applications are supported by the third party data processing service.

NOTE F - Reclassifications
--------------------------

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE G - Comprehensive Income
-----------------------------

On July 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three- and six-month periods ended December 31, 1998 and 1997, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



Comprehensive income for the three- and six-month periods ended December 31, 1998 and 1997 is summarized as follows:

                                                        Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                        1998         1997          1998        1997
                                                       ------      -------        -----      ------
                                                                     (Dollars in thousands)

Net income                                             $ 293       $ 323          $ 603      $   662
Other comprehensive income:
 Net unrealized holding gains (losses)
  on investments in debt and equity
  securities available-for-sale                           (2)         (1)             0            1
 Adjustment for net securities (gains)
  losses realized in net income, net
  of applicable income taxes                               0           0              0            0
                                                       -----       -----          -----      -------
   Total other comprehensive income                       (2)         (1)             0            1
                                                       -----       -----          -----      -------

Comprehensive income                                     291         322            603          663
                                                       =====       =====          =====      =======

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

The discussion and analysis included herein covers certain changes in results of operations during the three month and six month periods ended December 31, 1998 and 1997, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1998.

The following should be read in conjunction with the Company's 1998 Annual Report to Shareholders which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998
----------------------------------------------------------

Total assets increased $6.4 million or 5.8% to $116.5 million at December 31, 1998 primarily due to growth in loans receivable, which increased $10.6 million or 12.0%. Management took advantage of favorable rates and terms available on Federal Home Loan Bank advances which funded $5.7 million of the growth in total assets. Deposits increased by $2.2 million or 3.2% due primarily to growth in transaction savings accounts, which increased $1.2 million or 7.7% due to normal seasonal fluctuations, and certificates of deposit increased $1.0 million or 1.8%.

During the six months ended December 31, 1998, the Company completed one stock repurchase program and its Board of Directors authorized, subject to Office of Thrift Supervision approval which was received on November 18, 1998, a second stock repurchase program for the repurchase of up to ten percent of the Company's outstanding common shares, or 170,205 shares, in the open market over a twelve month period. In connection with the repurchase programs, the Company purchased 106,862 shares of treasury stock for $1,824,000 during the six months ended December 31, 1998. Primarily as a result of the treasury stock purchases, total stockholders' equity decreased $239,000 from June 30, 1998 to December 31, 1998. Employee Stock Ownership Plan (ESOP) and Management Recognition and Development Plan (MRDP) transactions increased total stockholders equity $1,239,000 in the aggregate, net income contributed $603,000 and dividends paid totaled $257,000.

Nonperforming assets, which are defined as loans 90 days or more past due and loans on nonaccrual status, totaled $453,000 or 0.39% of total assets at December 31, 1998 compared to $313,000 or 0.28% of total assets as June 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------

Net income for the three months ended December 31, 1998 decreased $30,000 or 9.3% compared to the three months ended December 31, 1997, and diluted earnings per share decreased 1 cent or 5.0% to 19 cents per share for the current quarter. Net interest income increased $27,000 and income taxes decreased $23,000. Those favorable variances were partially offset by a $41,000 decrease in non-interest income, a $19,000 increase in non-interest expense, and a $20,000 increase in the provision for loan losses.

The $27,000 or 2.6% increase in net interest income reflected a $10.6 million or 10.1% increase in average total interest earning assets. Average mortgage loans increased $11.8 million or 14.7%. All other interest earning assets declined $1.2 million in the aggregate. An increase in average Federal Home Loan Bank advances of approximately $7.8 million funded a significant portion of the increase in average total earning assets. Net interest margin was 3.70% of average earning assets for the current quarter compared to 3.97% for the same period last year. The decline in net interest margin primarily reflected a 24 basis point decrease in mortgage loan yields.

The $41,000 or 18.6% decrease in non-interest income primarily reflected decreases in loan servicing fees and gain on sales of loans, which were partially offset by a decrease in loss from foreclosed assets. The decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 adopted January 1, 1997, while the decline in gain on sales of loans reflected a lower volume of loan sales.

The $19,000 or 2.6% increase in non-interest expense primarily reflected a $62,000 increase in other non-interest expense plus increases in data processing and occupancy costs. Those unfavorable variances were partially offset by a $68,000 decrease in employee salaries and benefits. The increase in other non-interest expense primarily reflected timing differences in the payment of expenses. The 14.7% decrease in employee salaries and benefits, the largest component of non-interest expense, was due primarily to a decrease of $77,000 in MRDP expense for the current quarter compared to the same quarter of a year ago.
As mentioned in the notes to consolidated financial statements, the Company selected an amortization method which recognizes a higher percentage of compensation cost in the earlier years than in the later years of the service period. The three months ended December 31, 1997 was the first quarter for MRDP.

The $20,000 increase in the provision for loan losses reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio.

The $23,000 decrease in income tax expense primarily reflected decreased pre-tax income. The Company's effective income tax rate for the three months ended December 31, 1998 was 36.6% compared to 37.3% for the same period last year.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------

Net income for the six months ended December 31, 1998 decreased $59,000 or 8.9% compared to the six months ended December 31, 1997, and diluted earnings per share decreased 3 cents or 7.3% to 38 cents per share for the current six months. Net interest income increased $98,000 and income taxes decreased $36,000. However, those favorable variances were more than offset by a $135,000 increase in non-interest expense, a $48,000 decrease in non-interest income, and a $10,000 increase in the provision for loan losses.

The $98,000 or 4.8% increase in net interest income reflected a $10.8 million or 10.6% increase in average total earning assets. Average mortgage loans increased $9.0 million or 11.3%, and all other interest earning assets increased $1.8 million in the aggregate. Net interest margin was 3.74% of average earning assets for the six months ended December 31, 1998 compared to 3.95% for the same period last fiscal year. The decline in net interest margin primarily reflected an increase in the proportion of earning assets supported by higher cost Federal Home Loan Bank advances, plus a 10 basis point decrease in interest earning asset yields. Approximately $7.7 million of the increase in average total earning assets was funded by Federal Home Loan Bank advances.

The $135,000 or 10.2% increase in non-interest expense primarily reflected a $109,000 increase in employee salaries and benefits plus an increase in data processing costs. Employee salaries and benefits, the largest component of non-interest expense increased 14.7% due primarily to a $98,000 increase in MRDP expense. MRDP expense was first incurred starting in the three months ended December 31, 1997. Accordingly, the six month period ended December 31, 1997 included only three months of MRDP expense, while the six month period ended December 31, 1998 included six months of MRDP expense.

The $48,000 or 12.0% decrease in non-interest income primarily reflected decreases in loan servicing fees and income from sales of loans, which were partially offset by a decrease in loss from foreclosed assets. The decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 adopted January 1, 1997, while the decline in gain on sale of loans reflected management's decision to increase leverage of the Company's equity by retaining more loan production in the Company's portfolio and not selling as many mortgage loans to the secondary market.

The $10,000 increase in the provision for loan losses reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio.

The $36,000 decrease in income tax expense primarily reflected decreased pre-tax income. The Company's effective income tax rate was 36.8% for the six months ended December 31, 1998 compared to 36.9% for the six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank to supplement its supply of lendable funds. At December 31, 1998, FHLB advances totaled $18,549,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1998, the Bank had approved loan commitments totaling $9.3 million and had undisbursed loans in process of $9.6 million.

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

At December 31, 1998, certificates of deposit amounted to $54.4 million or 76.2% of total deposits, including $34.6 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 9.70% at December 31,1998. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets.
Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at December 31, 1998.


                                                  Percent of
                                                   Adjusted
                                    Amount       Total Assets
                                  ----------     ------------
                                         (Unaudited)
Tangible capital                     $19,396           16.7%
Tangible capital requirement           2,328            2.0
                                     -------           ----
                    EXCESS           $17,068           14.7%
                                     =======           ====

Core capital                         $19,396           16.7%
Core capital requirement               4,657            4.0
                                     -------           ----
                    EXCESS           $14,739           12.7%
                                     =======           ====

Risk-based capital                   $20,261           29.3%
Risk-based capital requirement         5,524            8.0
                                     -------           ----
                    EXCESS           $14,737           21.3%
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

The Company has a Year 2000 Action Plan which management has used to identify and correct Year 2000 compliance issues. The Company has reviewed all services and operational components to identify technical and non-technical areas of concern. Having identified these internal and external components, the Company has replaced some of its computer hardware with Year 2000 compliant equipment. The Company has requested third party providers to insure Year 2000 compliance by requiring them to test their own systems and services. All third party vendors have identified Year 2000 issues and are compliant or are completing revisions to systems and software to become Year 2000 complaint in the first quarter of 1999. Testing schedules have been established with each provider. The primary service provider for the Company is Fiserv, which provides data processing services. Fiserv has indicated that it is Year 2000 compliant. Further, the Company has tested all of its internal computer software and has determined that they are Year 2000 compliant.

A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. Should the Company's borrowers, or the businesses on with they depend, experience Year 2000 related computer problems, these borrowers may experience cash flow disruptions which could adversely affect their ability to repay their loans to the Company. The Company has contacted these borrowers to determine their status relating to compliance with Year 2000 issues. Responses received from these borrowers indicate that they are aware of the Year 2000 problem and are compliant or taking the necessary steps to be compliant. The Company is requiring new borrowers to be Year 2000 compliant before granting any extensions of credit.

The Company has developed a business resumption and contingency plan. This plan takes into account the actions the Company will implement if there is a disruption caused by Year 2000 related computer problems. The Company feels that the probability of an extended disruption is unlikely. Nevertheless, the contingency plans being developed take into account disruptions caused by the loss utilities such as power, water or telecommunications. The Company is preparing to handle its business transactions off-line for a short period of time.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Meeting of Shareholders of Fulton Bancorp, Inc. ("Meeting") held on October 20, 1998, the shareholders re-elected two Directors, namely, Bonnie
K. Smith and David W. West to serve for three-year terms, or until their respective successors have been elected and qualified. The terms of Directors Billy M. Conner, Kermit D. Gohring, Clifford E. Hamilton, Jr., Richard W. Gohring, and Dennis Adrian continued after the meeting.

The following is a summary of votes cast.  No broker non-votes were received.

                                           Vote For    Vote Withheld
                                           --------    -------------

           Bonnie K. Smith              1,363,014         7,768

           David W. West                1,362,900         7,882

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------
        27 -- Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FULTON BANCORP, INC


                    February 16, 1999             /s/ Kermit D. Gohring
               Date___________________        By:___________________________
                                                 Kermit D. Gohring
                                                 President


                    February 16, 1999            /s/ Bonnie K. Smith
               Date___________________        By:___________________________
                                                 Bonnie K. Smith
                                                 Secretary - Treasurer
                                                 (Principal Accounting Officer)