Form 10QSB
period 1999-03-31
FULTON BANCORP INC
filed 1999-05-07
CIK 1017952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-QSB
                                  -------------


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURTITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1999
                                --------------

                                       or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-21273
                       -------

                              Fulton Bancorp, Inc.
                      ------------------------------------
                          (Exact name of small business
                       issuer as specified in its charter)

              Delaware                                43-1754577
------------------------------------          ---------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

       410 Market Street, Fulton, MO                    65251
-----------------------------------------           -------------
 (Address of principal executive offices)             (Zip Code)

          573-642-6617
--------------------------------
 (Registrant's telephone number)


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
                                        Yes    X           No
                                             -----            ------

As of May 3, 1999, there were 1,653,949 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                        Yes              No     X
                                             -----            ------

                       FULTON BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 March 31, 1999

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                                3

 CONSOLIDATED STATEMENTS OF INCOME                                             4

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                         5

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        11

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                                    18

ITEM 2 - CHANGES IN SECURITIES                                                18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY-HOLDERS                     18

ITEM 5 - OTHER INFORMATION                                                    18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURES                                                                    19

FINANCIAL DATA SCHEDULE                                                       20



                      FULTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                      March 31,   June 30,
                                                                        1999        1998
                                                                      =========  ==========
                                                                           (Unaudited)
ASSETS
Cash, including interest-bearing accounts of $8,676,000
   and $13,147,000, respectively                                        $9,267     $13,778
Investment securities, available-for-sale                                1,744         950
Stock in Federal Home Loan Bank of Des Moines                              986         643
Loans held for sale                                                      3,687       3,649
Loans receivable, net of allowance for loan losses of
   $1,093,000 and $971,000, respectively                                98,701      88,104
Accrued interest receivable                                                790         678
Premises and equipment                                                   1,406       1,420
Foreclosed real estate                                                     231         158
Loan servicing assets                                                      621         535
Other assets                                                               337         195
                                                                      ---------  ----------
                TOTAL ASSETS                                          $117,770    $110,110
                                                                      =========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                                           $ 72,208     $69,164
   Advances from Federal Home Loan Bank of Des Moines                   18,375      12,810
   Advances from borrowers for property taxes and insurance                792         985
   Other escrow accounts                                                   605         499
   Accrued interest payable                                                 97          84
   Other liabilities                                                       276       1,073
                                                                      ---------  ----------
              TOTAL LIABILITIES                                         92,353      84,615
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value per share, 1,000,000 shares
      authorized, none issued                                               --          --
   Common stock, $0.01 par value per share, 6,000,000 shares
      authorized, 1,765,411 and 1,719,250 issued, respectively              18          17
   Additional paid-in capital                                           17,859      16,943
   Treasury stock, 111,462 shares                                       (1,899)         --
   Retained earnings - substantially restricted                         11,107      10,674
   Unearned ESOP shares                                                 (1,030)     (1,134)
   Deferred management recognition and development plan                   (635)     (1,006)
   Unrealized gain (loss) on securities available-for-sale                  (3)          1
                                                                      ---------  ----------
             TOTAL STOCKHOLDERS' EQUITY                                 25,417      25,495
                                                                      ---------  ----------
             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                 $117,770    $110,110
                                                                      =========  ==========

See accompanying notes to Consolidated Financial Statements.



                      FULTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                           Three Months ended        Nine Months ended
                                                March 31,                March 31,
                                             1999       1998         1999        1998
                                          ----------  ----------  ----------  ----------
                                                            (unaudited)
INTEREST INCOME
   Mortgage loans                          $1,896      $1,558       $5,485      $4,809
   Consumer and other loans                   212         239          654         701
   Investment securities                       40          30          104         107
   Interest-earning deposits                   77         221          402         480
                                          ----------  ----------  ----------  ----------
      TOTAL INTEREST INCOME                 2,225       2,048        6,645       6,097
INTEREST EXPENSE
   Deposits                                   854         861        2,624       2,596
   Advances from Federal Home Loan Bank
      of Des Moines                           276         229          794         509

      TOTAL INTEREST EXPENSE                1,130       1,090        3,418       3,105
                                          ----------  ----------  ----------  ----------
         NET INTEREST INCOME                1,095         958        3,227       2,992
PROVISION FOR LOAN LOSSES                      60           0          130          60
                                          ----------  ----------  ----------  ----------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES       1,035         958        3,097       2,932
NON-INTEREST INCOME
   Loan servicing fees                         75          94          223         268
   Gain on sales of loans                      14          66          176         283
   Service charges and other fees              22          19           70          63
   Income (loss) from foreclosed asset          0          (1)         (10)        (40)
   Other                                        1           2            5           6
                                          ----------  ----------  ----------  ----------
      TOTAL NON-INTEREST INCOME               112         180          464         580
NON-INTEREST EXPENSE
   Employee salaries and benefits             453         485        1,304       1,227
   Occupancy costs                             64          66          208         203
   Advertising                                 11          11           40          44
   Data processing                             49          43          142         122
   Federal insurance premiums                  12          11           35          35
   Directors' fees                             33          24           79          67
   Other                                      176         144          450         411
                                          ----------  ----------  ----------  ----------
      TOTAL NON-INTEREST EXPENSE              798         784        2,258       2,109
                                          ----------  ----------  ----------  ----------
         INCOME BEFORE INCOME TAXES           349         354        1,303       1,403
INCOME TAXES                                  137         131          488         518
                                          ----------  ----------  ----------  ----------
         NET INCOME                        $  212      $  223       $  815      $  885
                                          ==========  ==========  ==========  ==========

BASIC EARNINGS PER SHARE                   $ 0.14      $ 0.14       $ 0.53      $ 0.56
                                          ==========  ==========  ==========  ==========

DILUTED EARNINGS PER SHARE                 $ 0.14      $ 0.14       $ 0.52      $ 0.56
                                          ==========  ==========  ==========  ==========

See accompanying notes to Consolidated Financial Statements.



                      FULTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                             1999        1998
                                                                          ----------  ---------
                                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $815       $885
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                            101        115
      Provision for loan losses                                                130         60
      Provision for loss on foreclosed real estate                              --         40
      Proceeds from sales of loans held for sale                            23,185     14,221
      Origination of loans held for sale                                   (23,223)   (15,149)
      Gain on sales of loans held for sale                                    (155)      (258)
      Amortization of servicing asset                                           69         --
      ESOP shares released                                                     171        223
      MRDP compensation expense                                                371         --
      Change to assets and liabilities increasing (decreasing) cash flows
          Accrued interest receivable                                         (112)        91
          Other assets                                                        (141)      (209)
          Accrued interest payable                                              13         40
          Other liabilities                                                     51        394
                                                                          ----------  ---------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               1,275        453
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities
   available-for-sale                                                          950        700
Purchase of securities available-for-sale                                   (1,748)        --
Loans originated, net of repayments                                        (10,799)    (1,055)
Purchase of premises and equipment                                             (87)       (43)
Purchase of Federal Home Loan Bank stock                                      (343)      (136)
                                                                          ----------  -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (12,027)      (534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                          3,044      2,034
Advances from Federal Home Loan Bank of Des Moines:
   Borrowings                                                                8,000      9,000
   Repayments                                                               (2,435)    (2,607)
Net increase (decrease) in escrows                                             (87)      (153)
Purchase of treasury shares                                                 (1,899)      (475)
Dividends paid                                                                (382)      (275)
                                                                          ----------  -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 6,241      7,524
                                                                          ----------  -----------
               NET INCREASE (DECREASE) IN CASH                              (4,511)     7,443
                                                                          ----------  -----------
Cash, beginning of period                                                   13,778      7,095
                                                                          ----------  -----------
              CASH, END OF PERIOD                                          $ 9,267    $14,538
                                                                          ==========  =========

See accompanying notes to Consolidated Financial Statements.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- Basis of Presentation
-------------------------------

The consolidated interim financial statements as of March 31, 1999, included in this report have been prepared by Fulton Bancorp, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999, interim financial statements. The results of operations for the period ended March 31, 1999, are not necessarily indicative of operating results for the full year.

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

A summary of EPS calculations for the three and nine month periods ended March 31, 1999 and 1998, is as follows:

                                                                  Three Months Ended      Nine Months Ended
                                                                       March 31,              March 31,
                                                                 1999          1998      1999        1998
                                                               --------      --------   -------    --------
                                                                  (In thousands, except per share amounts)

Basic earnings per share:
  Income available to common shareholders                      $  212        $  223     $  815      $  885
                                                              =======        ======    =======     =======
  Average common shares outstanding                             1,494         1,593      1,537       1,594
                                                              =======        ======    =======     =======
  Basic earnings per share                                     $ 0.14        $ 0.14     $ 0.53      $ 0.56
                                                              =======        ======    =======     =======
Diluted earnings per share:
  Income available to common shareholders                      $  212        $  223     $  815      $  885
                                                              =======        ======    =======     =======
  Average common shares outstanding                             1,494         1,593      1,537       1,594
  Dilutive potential common shares outstanding
    due to common stock options and grants                         22            46         20          26
                                                              -------        ------    -------     -------
  Average number of common shares and
    dilutive potential common shares outstanding                1,516         1,639      1,557       1,620
                                                              =======        ======    =======     =======
  Diluted earnings per share                                   $ 0.14        $ 0.14     $ 0.52      $ 0.56
                                                              =======        ======    =======     =======

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE C -- Employee Stock Ownership Plan
---------------------------------------

In connection with the conversion to stock form, the Company's subsidiary, Fulton Savings Bank, FSB, (the "Bank"), established an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of participating employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 137,450 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank, dividends received by the ESOP and any other earnings on ESOP assets. The Bank presently expects to contribute approximately $203,300, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after three years of credited service and then 20% per year thereafter until 100% vested. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense was $145,000 for the nine months ended March 31, 1999.




                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


A summary of ESOP shares at March 31, 1999, is as follows:
Shares distributed to terminated participants                            208
Shares allocated                                                      30,910
Shares released for allocation                                         3,457
Unreleased shares                                                    102,965
                                                                     -------
                                     TOTAL                           137,540
                                                                     =======

Fair value of unreleased shares                                   $1,557,346
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

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE E - Year 2000 Issue
------------------------

The year 2000 issue concerns computer software programs which use only two digits to identify the calendar year in date fields. Software applications utilizing two digit date fields could produce erroneous results at the turn of the century. The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer function and set priorities for meeting Year 2000 conversion goals. The Company's material software applications are provide by a third party data processing service. The Company has inventoried and assessed core computer functions. All material systems were judged compliant by September 30, 1998. Testing will continue through the remainder of 1999. Estimated cost to the Company is not expected to be material since all critical applications are supported by the third party data processing service.

NOTE F - Reclassifications
--------------------------

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE G - Comprehensive Income
-----------------------------

On July 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended March 31, 1999 and 1998, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

                       FULTON BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 is summarized as follows:


                                                                  Three Months Ended      Nine Months Ended
                                                                       March 31,              March 31,
                                                                 1999          1998      1999        1998
                                                               --------      --------   -------    --------
                                                                           (Dollars in thousands)

Net income                                                    $    212      $   223     $  815     $  885
Other comprehensive income:
  Net unrealized holding gains (losses)
    on investments in debt and equity
    securities available-for-sale                                   (4)           0         (4)         1
  Adjustment for net securities (gains)
    losses realized in net income, net
    of applicable income taxes                                       0            0          0          0
                                                              ----------    ---------   --------   --------
      Total other comprehensive income                              (4)           0         (4)         1
                                                              ----------    ---------   --------   --------
Comprehensive income                                          $    208      $   223     $  811     $  886
                                                              ==========    =========   ========   ========


                       FULTON BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
-------

Fulton Bancorp, Inc. is a Delaware corporation that was organized for the purpose of becoming the holding company for Fulton Savings Bank, FSB upon the Bank's conversion from a federal mutual savings bank to a federal capital stock savings bank. The Bank's conversion was completed on October 17, 1996. The Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans within its market area. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund.

The Company's operating results depend primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios, and its cost of funds, which consists of interest paid on deposits and borrowings. The Company's operating results are also affected by its level of non-interest income and expenses. Non-interest income consists primarily of loan servicing fees, gain on sale of loans and service charges and other fees. Non-interest expenses include employee salaries and benefits, occupancy costs, deposit insurance premiums, data processing expenses and other operating costs.

The discussion and analysis included herein covers certain changes in results of operations during the three month and nine month periods ended March 31, 1999 and 1998, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1998.

The following should be read in conjunction with the Company's 1998 Annual Report to Shareholders which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

FINANCIAL CONDITION AT MARCH 31, 1999 COMPARED TO JUNE 30, 1998
---------------------------------------------------------------

Total assets increased $7.7 million or 7.0% to $117.8 million at March 31, 1999 primarily due to growth in loans receivable, which increased $10.6 million or 12.0%. Management took advantage of favorable rates and terms available on Federal Home Loan Bank advances which funded $5.6 million of the growth in total assets. Deposits increased by $3.0 million or 4.4%. Transaction savings accounts increased $1.8 million or 11.6% due to normal seasonal fluctuations, and certificates of deposit increased $1.2 million or 2.3%.

During the nine months ended March 31, 1999, the Company completed one stock repurchase program and its Board of Directors authorized a second stock repurchase program for the repurchase of up to ten percent of the Company's outstanding common shares, or 170,205 shares, in the open market over a twelve month period. In connection with the repurchase programs, the Company purchased 111,462 shares of treasury stock for $1,899,000 during the nine months ended March 31, 1999. Primarily as a result of the treasury stock purchases, total stockholders' equity decreased $78,000 from June 30, 1998 to March 31, 1999. Employee Stock Ownership Plan (ESOP) and Management Recognition and Development Plan (MRDP) transactions increased total stockholders equity $1,391,000 in the aggregate; net income contributed $815,000; and dividends paid totaled $382,000.

Nonperforming assets, which are defined as loans 90 days or more past due, loans on nonaccrual status, and foreclosed real estate owned totaled $1,079,000 or 0.92% of total assets at March 31, 1999 compared to $313,000 or 0.28% of total assets as June 30, 1998. The increase in nonperforming loans primarily reflected an increase in loans being reported as past due as a result of delays in processing refinancings and extensions. Management believes that the allowance for loan losses at March 31, 1999 is adequate to cover any potential loss resulting from the increase in nonperforming assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------

Net income for the three months ended March 31, 1999 decreased $11,000 or 4.9% compared to the three months ended March 31, 1998. Diluted earnings per share were 14 cents per share for the current quarter, the same as reported for the three months ended March 31, 1998. Net interest income increased $137,000 compared to the same quarter of a year ago. However, that favorable variance was more than offset by a $60,000 increase in the provision for loan losses, a $68,000 decrease in non-interest income, a $14,000 increase in non-interest expense, and a $6,000 increase in income taxes.

The $137,000 or 14.3% increase in net interest income reflected a combination of a $5.3 million or 4.9% increase in average total interest earning assets and 32 basis point increase in net interest margin to 3.89% for the current quarter. The increase in net interest margin primarily reflected a favorable shift in earning asset mix from lower yielding interest bearing accounts at other financial institutions to higher yielding mortgage loans. Average mortgage loans increased $14.3 million or 17.8%, while average interest bearing accounts at other financial institutions decreased $8.9 million 52.8%. An increase in average Federal Home Loan Bank advances of approximately $3.6 million funded a significant portion of the increase in average total earning assets.

The $60,000 provision for loan losses in the current quarter reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio. No provision for loan losses was recorded in the three month period ended March 31, 1998. The allowance for loan losses was 1.06% of total loans outstanding (including loans held for sale) at March 31, 1999 compared to 1.05% of total loans outstanding at June 30, 1998. At March 31,1999 the allowance for loan losses was 128.9% of nonperforming loans compared to 626.5% of nonperforming loans at June 30, 1998.

The $68,000 or 37.8% decrease in non-interest income primarily reflected decreases in gain on sales of loans and loan servicing fees. The decline in gain on sales of loans primarily reflected the write-off of previously recorded service assets on loans which pre-paid during the quarter, while the decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 which was adopted January 1, 1997.

The $14,000 or 1.8% increase in non-interest expense primarily reflected a $32,000 increase in other non-interest expense plus increases in directors' fees and data processing costs. Those unfavorable variances were partially offset by a $32,000 decrease in employee salaries and benefits. The increase in other non-interest expense primarily reflected fees paid to management consultants. Directors' fees per meeting were increased in January, 1999, and the increase in data processing costs resulted from system upgrades. The 6.6% decrease in employee salaries and benefits, the largest component of non-interest expense, was due primarily to a decrease of $77,000 in MRDP expense for the current quarter compared to the same quarter of a year ago. The decrease in MRDP expense was partially offset by a $29,000 or 13.1% increase in salary expense and a reduction in deferred salary costs relating to loan originations. The 13.1% increase in salary expense was necessary to remain competitive in the local market area.

The Company's effective income tax rate for the three months ended March 31, 1999 was 39.3% compared to 37.0% for the same period last year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
-----------------------------------------------------------------------

Net income for the nine months ended March 31, 1999 decreased $70,000 or 7.9% compared to the nine months ended March 31, 1998, and diluted earnings per share decreased 4 cents or 7.1% to 52 cents per share for the current nine month period. Net interest income increased $235,000 and income taxes decreased $30,000. However, those favorable variances were more than offset by a $70,000 increase in the provision for loan losses, a $116,000 decrease in non-interest income, and a $149,000 increase in non-interest expense.

The $235,000 or 7.9% increase in net interest income reflected a $9.0 million or 8.6% increase in average total earning assets. Average mortgage loans increased $10.8 million or 13.5%, and all other interest earning assets decreased $1.8 million in the aggregate. Net interest margin was 3.79% of average earning assets for the nine months ended March 31, 1999 compared to 3.82% for the same period last fiscal year. The decline in net interest margin primarily reflected an increase in the proportion of earning assets supported by higher cost Federal Home Loan Bank advances. Approximately $6.3 million of the increase in average total earning assets was funded by Federal Home Loan Bank advances.

The $70,000 increase in the provision for loan losses reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio.

The $116,000 or 20.0% decrease in non-interest income primarily reflected decreases in gain on sales of loans and loan servicing fees, which were partially offset by a decrease in loss from foreclosed assets. The decline in gain on sales of loans primarily reflected the write-off of previously recorded gains on sales of loans which paid off during the first nine months, while the decline in loan servicing fees was due to the amortization of servicing assets pursuant to SFAS No. 125 which was adopted January 1, 1997.

The $149,000 or 7.1% increase in non-interest expense primarily reflected a $77,000 increase in employee salaries and benefits, a $39,000 increase in other noninterest expense, and a $20,000 increase in data processing costs. Employee salaries and benefits, the largest component of non-interest expense increased 6.3% due primarily to an $87,000 or 13.5% increase in salary expense; a $22,000 increase in MRDP expense; and a $19,000 increase in payroll taxes. Those increases were partially offset by a $60,000 decrease in ESOP expense. As stated earlier, the increase in salary expense was necessary to remain competitive in the local market area. MRDP expense was first incurred starting in October of 1997. Accordingly, the nine month period ended March 31, 1998 included only six months of MRDP expense, while the nine month period ended March 31, 1999 included nine months of MRDP expense. The increase in payroll taxes primarily reflected employer taxes on the first installment of MRDP shares vesting to employees. The $60,000 decrease in ESOP expense primarily reflected a lower average market price for the Company's stock. As mentioned earlier, the increase in other noninterest expense primarily reflected management consulting fees and the increase in data processing costs reflected system upgrades.

The $30,000 decrease in income tax expense primarily reflected decreased pre-tax income. The Company's effective income tax rate was 37.5% for the nine months ended March 31, 1999 compared to 36.9% for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank (FHLB) to supplement its supply of lendable funds. At March 31, 1999, FHLB advances totaled $18,375,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At March 31, 1999 the Bank had approved loan commitments totaling $6.4 million and had undisbursed loans in process of $8.6 million.

Liquid funds necessary for normal daily operations are maintained in a working checking account and a daily time account with the Federal Home Loan Bank of Des Moines. It is the Bank's current policy to maintain adequate collected balances in those deposit accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited on a daily basis in the checking account and transferred, when appropriate, to the daily time account t enhance income.

At March 31, 1999, certificates of deposit amounted to $54.6 million or 75.6% of total deposits, including $35.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 11.31% at March 31,1999. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at March 31, 1999.


                                                               Percent of Adjusted
                                                Amount            Total Assets
                                              ---------       ----------------------
                                                      (Unaudited)

Tangible capital                               $19,730               16.8%
Tangible capital requirement                     2,353                2.0
                                               -------               ----
                                      EXCESS   $17,377               14.8%
                                               =======               ====

Core capital                                   $19,730               16.8%
Core capital requirement                         4,705                4.0
                                               -------               ----
                                      EXCESS   $15,025               12.8%
                                               =======               ====

Risk-based capital                             $20,594               29.9%
Risk-based capital requirement                   5,508                8.0
                                               -------               ----
                                      EXCESS   $15,086               21.9%
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

The Company has a Year 2000 Action Plan which management has used to identify and correct Year 2000 compliance issues. The Company has reviewed all services and operational components to identify technical and non-technical areas of concern. Having identified these internal and external components, the Company has replaced some of its computer hardware with Year 2000 compliant equipment. The Company has requested third party providers to insure Year 2000 compliance by requiring them to test their ow systems and services. All third party vendors have identified Year 2000 issues and are compliant or are completing revisions to systems and software to become Year 2000 complaint in the first quarter of 1999. Testing schedules have been established with each provider. The primary service provider for the Company is Fiserv, which provides data processing services. Fiserv has indicated that it is Year 2000 compliant. Further, the Company has tested all of its internal computer software and has determined that they are Year 2000 compliant.

A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. Should the Company's borrowers, or the businesses on with they depend, experience Year 2000 related computer problems, these borrowers may experience cash flow disruptions which could adversely affect their ability to repay their loans to the Company. The Company has contacted these borrowers to determine their status relating to compliance with Year 200 issues. Responses received from these borrowers indicate that they are aware of the Year 2000 problem and are compliant or taking the necessary steps to be compliant. The Company is requiring new borrowers to be Year 2000 compliant before granting any extensions of credit.

The Company has developed a business resumption and contingency plan. This plan takes into account the actions the Company will implement if there is a disruption caused by Year 2000 related computer problems. The Company feels that the probability of an extended disruption is unlikely. Nevertheless, the contingency plans being developed take into account disruptions caused by the loss utilities such as power, water or telecommunications. The Company is preparing to handle its business transaction off-line for a short period of time.

To date, the Company has incurred costs of approximately $106,000 relating to the Year 2000 issue. The majority of that amount was the result of the purchase of Year 2000 compliant hardware and software. The Company presently anticipates that total expense relating to the Year 2000 issue will not exceed $150,000.

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


                                                   FULTON BANCORP, INC


        Date  May 6, 1999                     By: /s/ Kermit D. Gohring
                                                  -------------------------
                                                  Kermit D. Gohring
                                                  President



        Date  May 6, 1999                     By: /s/ Bonnie K. Smith
                                                  -------------------------
                                                  Bonnie K. Smith
                                                  Secretary - Treasurer
                                                  (Principal Accounting Officer)