Form 10KSB40
period 1999-06-30
FULTON BANCORP INC
filed 1999-09-24
CIK 1017952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21273


                             FULTON BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                        Delaware                                                 43-1754577
-----------------------------------------------------                   ---------------------------
(State or other jurisdiction of incorporation                                 (I.R.S. Employer
or organization)                                                                I.D. Number)

410 Market Street, Fulton, Missouri                                                 65251
-----------------------------------------------------                   ---------------------------
  (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code:                           (573) 642-6618
                                                                        ---------------------------
Securities registered pursuant to Section 12(b) of the Act:                          None
                                                                        ---------------------------

Securities registered pursuant to Section 12(g) of the Act:         Common Stock, par value $.01 per share
                                                                    --------------------------------------
                                                                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X  NO _____
           -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                      ---
     The Registrant's revenues for the fiscal year under report were $9,446,691.

     As of June 30, 1999, there were issued and outstanding 1,653,949 shares of the Registrant's common stock. The common stock is listed for trading on the Nasdaq National Market under the symbol "FTNB." Based on the closing price, the aggregate value of the common stock outstanding held by the nonaffiliates of the Registrant on September 20, 1999 was $24,433,616 (1,320,736 shares at $18.50 per share).

                                    PART I
Item 1.  Business
-----------------

General

     Fulton Bancorp, Inc. ("Company"), a Delaware corporation, was organized in May 1996 for the purpose of becoming the holding company for Fulton Savings Bank, FSB ("Savings Bank") upon the Savings Bank's conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on October 17, 1996.

     The Savings Bank, founded in 1912, is a federally chartered savings bank located in Fulton, Missouri. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the FDIC, the insurer of its deposits. The Savings Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1965. The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1942. The Savings Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential and commercial mortgage loans within the Savings Bank's market area. The Savings Bank generally sells all of the fixed-rate and some of the adjustable-rate residential mortgage loans that it originates while retaining the servicing rights on such loans. The Savings Bank also originates multi-family, commercial real estate, construction, land and consumer and other loans. The Savings Bank frequently sells participation interests in the non-residential mortgage loans it originates.

Acquisition by Central Bancompany, Inc.

     Pursuant to an Agreement and Plan of Merger dated as of May 18, 1999, by and between the Company and Central Bancompany, Inc. ("Central"), the Company has agreed to merge with a subsidiary of Central, with the Company being the surviving corporation. The Company will then merge into Central, with Central being the surviving corporation. Immediately after this merger, the Savings Bank will merge with The Central Trust Bank, with The Central Trust Bank being the surviving institution. As a result of this transaction, the Company and the Savings Bank will cease to exist. Central intends to operate the Savings Bank's Fulton office as a branch of The Central Trust Bank and to consolidate the Company's Holts Summit office with The Central Trust Bank's existing office in Holts Summit. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $19.15 in cash. The Company's Stockholders approved the Company's merger with Central at the Company's Special Meeting of Stockholders held on September 14, 1999.

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

     While Callaway County is a more rural county with a much lower population base and overall smaller economy than Cole and Boone Counties, the economy has been stable historically due to the economies in the contiguous counties. The Callaway County economy, which had been based on agriculture, has diversified in recent years to include employment in health care, education, manufacturing and local/state government. The County's largest employers are Fulton State Hospital and Union Electric Company, which operates a large electrical generation plant. The economy of Columbia and Boone County historically has been very stable due to the presence of the University of Missouri. Callaway and Boone Counties have an estimated combined population of 159,000, with Callaway County having an estimated population of only 35,000. Over the last several years, both Callaway and Boone County have experienced growth in population and households exceeding the state and national averages in percentage terms, although the actual numbers are small given the relatively small size of these counties.

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. The Savings Bank also originates multi-family, commercial real estate, construction, land, consumer and other loans. The Savings Bank's net loans receivable totalled $99.3 million at June 30, 1999, representing 83.7% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                 At June 30,
                                    ------------------------------------------------------------------
                                             1999                       1998                   1997
                                    ---------------------  -------------------    ---------------------
                                       Amount    Percent    Amount      Percent    Amount      Percent
                                    ----------   --------  --------    ---------  --------    ---------
                                                           (Dollars in thousands)
Mortgage loans:
   One- to four-family..............  $ 61,527     55.03%  $54,664        56.23%   $53,461      58.37%
   Multi-family.....................     6,198      5.54     6,039         6.21      4,279       4.67
   Commercial.......................    12,387     11.08    12,011        12.36      9,507      10.38
   Construction.....................    17,698     15.83    11,320        11.64     11,295      12.33
   Land.............................     5,055      4.52     4,402         4.53      3,524       3.85
                                      --------    ------   -------       ------    -------     ------
      Total mortgage loans..........   102,865     92.00    88,436        90.97     82,066      89.60

Consumer and other loans............     8,940      8.00     8,775         9.03      9,525      10.40
                                      --------    ------   -------       ------    -------     ------
   Total loans......................   111,805    100.00%   97,211       100.00%    91,591     100.00%
                                                  ======                 ======                ======

Undisbursed loan funds..............   (11,409)             (8,197)                 (6,959)
Net deferred loan origination fees..        80                  61                      46
Allowance for loan losses...........   ( 1,171)               (971)                   (919)
                                      --------             -------                 -------
   Loan receivable, net.............  $ 99,305             $88,104                 $83,759
                                      ========             =======                 =======


     Residential Real Estate Lending. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. At June 30, 1999, $61.5 million, or 55.0% of the Savings Bank's total gross loan portfolio, consisted of loans secured by one- to four-family residences. The Savings Bank presently originates both ARM loans and fixed-rate mortgage loans. The Savings Bank's loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac. The Savings Bank generally sells to Freddie Mac or Fannie Mae all of the fixed-rate mortgage loans that it originates. Generally, the Savings Bank sells whole loans to Freddie Mac and Fannie Mae on a servicing-retained basis. All loans are sold without recourse. The Savings Bank also sells a portion of the ARM loans that it originates to other financial institutions. Such loans generally are sold on a servicing-retained basis and the Savings Bank occasionally retains a participation interest in the loan. The Savings Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At June 30, 1999, $72.0 million, or 64.4% of the Savings Bank's total gross loans, were subject to periodic interest rate adjustments.

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

     Multi-Family Residential and Commercial Real Estate Lending. Multi-family residential and commercial real estate lending has been a constant part of the Savings Bank's lending strategy in recent years. At June 30, 1999, the Savings Bank's gross loan portfolio included $6.2 million in multi-family real estate loans and $12.4 million in commercial real estate loans. The Savings Bank frequently sells participation interests in the larger multi-family and commercial real estate loans that it originates. The Savings Bank retains the servicing rights on such loans and generally retains 10% or 20% of the loan balance.

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

     Construction Lending. The Savings Bank originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, the Savings Bank occasionally originates construction loans for multi-family or commercial properties. In addition, the Savings Bank occasionally originates speculative construction loans, i.e, where purchasers for the finished homes may be identified either during or following the construction period. The Savings Bank limits the number of speculative loans to a single builder in order to limit risk. At June 30, 1999, the Savings Bank's construction loan portfolio totalled $17.7 million, or 15.8% of total gross loans. At such date, the Savings Bank's construction loan portfolio consisted of 101 residential construction loans totaling $13.3 million and 5 commercial real estate construction loans totaling $4.4 million.

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

     Land Lending. The Savings Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At June 30, 1999, the Savings Bank's land loan portfolio totalled $5.1 million and consisted of 70 loans.
Land loans originated by the Savings Bank are generally adjustable-rate loans and have maturities of 10 to 20 years.

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

     Consumer and Other Lending. The Savings Bank originates a variety of consumer and other non-mortgage loans. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Savings Bank's consumer and other loans consist primarily of secured consumer loans, automobile loans, home improvement loans, deposit account loans and student loans. The Savings Bank also engages in a small amount of commercial business lending. Such loans include asset-based loans secured by inventory and short-term working capital loans. At June 30, 1999, the Savings Bank's consumer and other loans totalled approximately $8.9 million, or 8.0% of the Savings Bank's total gross loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 1999, the Savings Bank had no material delinquencies in its consumer loan portfolio.

     Maturity of Loan Portfolio. The following table sets forth contractual amortization of loans at June 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Amounts presented are the gross loan balances before adjustments for undisbursed loan proceeds, net deferred loan origination fees, and allowance for loan losses. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                          After     After
                                         One Year  5 Years
                               Within    Through   Through   Beyond
                              One Year   5 Years   10 Years  10 Years   Total
                             ----------  -------- ---------- --------- --------
                                             (In thousands)
Mortgage loans:
   One- to four-family (1)..   $ 3,889   $10,345   $13,685   $33,608  $ 61,527
   Multi-family.............       271     1,282     1,656     2,989     6,198
   Commercial...............       605     2,970     3,819     4,993    12,387
   Construction.............    17,698        --        --        --    17,698
   Land.....................     2,207       877       905     1,066     5,055
Consumer and other loans....     4,503     3,594       679       164     8,940
                               -------   -------   -------   -------  --------
      Total gross loans.....   $29,173   $19,068   $20,744   $42,820  $111,805
                               =======   =======   =======   =======  ========

______________________________
(1)  Includes 117 loans totaling $7.8 million construction/permanent loans.

   The following table sets forth the dollar amount of all loans due after June 30, 2000 that have fixed interest rates and have floating or adjustable interest rates.

                                                             Floating- or
                                               Fixed-        Adjustable-
                                                Rates           Rates
                                            -----------      ------------
                                                   (In thousands)
  Mortgage loans:
    One- to four-family (1)                 $ 7,817           $49,821
   Multi-family                                 875             5,052
   Commercial                                 6,162             5,620
   Construction                                 ---               ---
   Land                                         452             2,396
Consumer and other loans                      3,848               589
                                            -------           -------
      Total gross loans                     $19,154           $63,478
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

     Loan Originations, Sales and Purchases. While the Savings Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the years ended June 30, 1999, 1998 and 1997, the Savings Bank originated $91.1 million, $58.2 million and $55.6 million of loans, respectively. Of the $91.1 million of loans originated during the year ended June 30, 1999, 43% were adjustable-rate loans and 57% were fixed-rate loans.

     The Savings Bank generally sells all of its fixed-rate single-family residential mortgage loans to the Freddie Mac or Fannie Mae and a portion of its residential ARM loans to other financial institutions. Sales are made on a non-recourse basis with servicing retained. Sales of loans to Freddie Mac and Fannie Mae are whole loans, whereas the Savings Bank frequently retains a participation interest in residential ARM loans sold to other financial institutions. The Savings Bank also sells participation interests to other financial institutions in the larger multi-family, commercial real estate and construction loans that it originates. Such sales are also made on a non-recourse basis with servicing retained. The Savings Bank has obtained commitments from several financial institutions to purchase loans up to a specified aggregate amount. Sales of loans and loan participations for the years ended June 30, 1999, 1998 and 1997, totalled $29.6 million, $15.6 million and $22.4 million, respectively. Sales of loans generally are beneficial to the Savings Bank since these sales increase the size of the Savings Bank's loan servicing portfolio. See "-- Lending Activities -- Loan Servicing." Loan sales also provide funds for additional lending and other investments and increase liquidity. In addition, sales of participation interests in non-residential mortgage loans help to reduce the risks associated with this type of lending. At June 30, 1999, the Savings Bank had $1.2 million in loans held for sale.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                              Year Ended June 30,
                                                                                  --------------------------------------------
                                                                                    1997              1998             1997
                                                                                  --------          --------          --------
                                                                                                 (In thousands)
Loans originated:
   Mortgage  loans:
      One- to four-family................................................         $ 51,334          $ 23,951          $ 29,317
      Multi-family.......................................................            1,754             2,489             1,048
      Commercial.........................................................            6,316             5,698             4,207
      Construction.......................................................           20,852            17,053            11,243
      Land...............................................................            3,308             1,805             2,201
   Consumer and other loans..............................................            7,562             7,179             7,625
                                                                                  --------          --------          --------
         Total loans originated..........................................           91,126            58,175            55,641
                                                                                  --------          --------          --------

Loans purchased:
   Mortgage loans:
      One- to four-family................................................            1,227                --                --
      Construction.......................................................              858                57                --
                                                                                  --------          --------          --------
         Total loans purchased...........................................            2,085                57                --
                                                                                  --------          --------          --------

Loans sold:
   Whole loans...........................................................           21,228             4,298             7,766
   Participations........................................................            8,370            11,306            14,587
                                                                                  --------          --------          --------
      Total loans sold...................................................           29,598            15,604            22,353
                                                                                  --------          --------          --------

Less:
   Principal repayments..................................................           55,784            38,601            27,957
   Transfer to real estate owned.........................................               73               438                --
   Transfers to repossessed assets.......................................               10                 2                --
   Amounts charged off...................................................               13                19                --
                                                                                  --------          --------          --------
                                                                                    55,880            39,060            27,957
                                                                                  --------          --------          --------

Decrease in loans held for sale..........................................            3,649               814             1,938
                                                                                  --------          --------          --------

Net increase in loans receivable.........................................         $ 11,382          $  4,382          $  7,269
                                                                                  ========          ========          ========

     Loan Commitments. The Savings Bank occasionally issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Savings Bank had outstanding net loan commitments of approximately $3.3 million at June 30, 1999.

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

     Loan Servicing. The Savings Bank sells loans to Freddie Mac, Fannie Mae and other financial institutions on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At June 30, 1999, the Savings Bank was servicing $98.9 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended June 30, 1999, loan servicing fees totalled $295,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of the investor for which the Savings Bank incurs no interest expense but is able to invest. At June 30, 1999, the Savings Bank held $678,000 in escrow for its portfolio of loans serviced for others.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. A second notice is generated when a payment becomes 20 days past due. Attempts to contact the borrower by telephone or letter generally begin when a payment becomes 30 days past due. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (1) the cause of the delinquency, (2) whether the cause is temporary, (3) the attitude of the borrower toward the debt, and (4) a mutually satisfactory arrangement for curing the default.

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

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans at the dates indicated. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due.

                                                                                  At June 30,
                                                                    -----------------------------------------
                                                                       1999            1998            1997
                                                                    ---------       ---------       ---------
                                                                                 (In thousands)
Loans accounted for on a nonaccrual basis:
   Mortgage loans:
      One- to four-family.............................                   $225            $ 71            $ 40
      Commercial......................................                     --              --             160
      Land............................................                      9              --              --
   Consumer and other loans...........................                     --              --              --
                                                                    ---------       ---------       ---------
         Total........................................                    234              71             200

Accruing loans which are contractually
   past due 90 days or more...........................                    215              84             166
                                                                    ---------       ---------       ---------

Total of nonaccrual and 90 days past due loans........                    449             155             366

Real estate owned, net................................                    158             158             197
                                                                    ---------       ---------       ---------

         Total nonperforming assets...................                   $607            $313            $563
                                                                    =========       =========       =========

Restructured loans....................................                   $644            $252            $252

Nonaccrual and 90 days or more past due loans
      as a percentage of loans receivable, net...........                0.45%           0.17%           0.41%

   Nonaccrual and 90 days or more past due loans
      as a percentage of total assets....................                0.38            0.14            0.36

   Nonperforming assets as a percentage of total assets..
                                                                         0.51            0.28            0.56

     Interest income that would have been recorded for the year ended June 30, 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $15,000. The amount of interest included in interest income on such loans for the year ended June 30, 1999 amounted to approximately $8,000.

     Real Estate Owned and Held for Investment. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs.

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

     The following sets forth the Savings Bank's classified loans at June 30, 1999:

                                                          Loss                     Doubtful                     Substandard
                                                 ----------------------     ----------------------         --------------------
                                                  Amount        Number       Amount        Number           Amount      Number
                                                 --------      --------     --------      --------         --------    --------
                                                                             (Dollars in thousands)
Mortgage loans:
   One- to four-family......................     $     --            --     $     --            --         $  1,472          34
   Multi-family.............................           --            --           --            --               --          --
   Commercial...............................           --            --           --            --              420           4
   Construction.............................           --            --           --            --               --          --
   Land.....................................           --            --           --            --                9           1
Consumer and other loans....................           --            --          118             3              145          15
                                                 --------      --------     --------      --------         --------    --------
                                                 $     --            --     $    118             3         $  2,046          54
                                                 ========      ========     ========      ========         ========    ========

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

     At June 30, 1999, the Savings Bank had an allowance for loan losses of $1,171,000. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                         Year Ended June 30,
                                                              ---------------------------------------
                                                                 1999           1998           1997
                                                              ---------      ---------       --------
                                                                           (In thousands)
Allowance at beginning of period........................       $    971       $    919       $    800
Provision for loan losses...............................            210             70            120
Recoveries:
   Mortgage loans:
      One- to four-family...............................             --             --             11
      Multi-family......................................             --             --             --
      Commercial........................................             --             --             --
      Construction......................................             --             --             --
      Land..............................................             --             --             --
   Consumer and other loans.............................              4             --              4
                                                              ---------      ---------      ---------
         Total recoveries...............................              4             --             15

Charge-offs:
   Mortgage loans:
      One- to four-family...............................             --             14             --
      Multi-family......................................             --             --             --
      Commercial........................................             --             --             --
      Construction......................................             --             --             --
      Land..............................................             --             --             --
   Consumer and other loans.............................             14              4             16
                                                              ---------      ---------      ---------
      Total charge-offs.................................             14             18             16
                                                              ---------      ---------      ---------
      Net charge-offs...................................             10             18              1
                                                              ---------      ---------      ---------
      Balance at end of period..........................       $  1,171       $    971       $    919
                                                              =========      =========      =========

Allowance for loan losses as a percentage of
   total loans outstanding at end of period.............           1.17%          1.05%          1.03%

Net charge-offs as a percentage of average
   loans outstanding during the period..................           0.01           0.02             --

Allowance for loan losses as a percentage of
   nonperforming loans at end of period.................         260.80         626.45         251.09

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

                                                                                 At June 30,
                                               -------------------------------------------------------------------------------
                                                       1999                          1998                         1997
                                               ----------------------       -----------------------       --------------------
                                                               % of                          % of                        % of
                                                               Loans                         Loans                       Loans
                                                              in Each                       in Each                     in Each
                                                             Category                      Category                    Category
                                                             to Total                      to Total                    to Total
                                                Amount         Loans         Amount          Loans         Amount        Loans
                                               --------     ---------       --------      ---------       --------    ---------
                                                                                (Dollars in thousands)
Mortgage loans:
   One- to four-family....................       $  562         55.03%        $  295          56.23%        $  382        58.37%
   Multi-family...........................           46          5.54             46           6.21             43         4.67
   Commercial.............................          160         11.08            176          12.36            162        10.38
   Construction...........................           56         15.83             45          11.64             37        12.33
   Land...................................           34          4.52             29           4.53             34         3.85
Consumer and other loans..................          151          8.00            235           9.03            101        10.40
Unallocated...............................          162          N/A             145           N/A             160         N/A
                                               --------                     --------                      --------

      Total allowance for loan losses.....      $ 1,171                       $  971                        $  919
                                               ========                     ========                      ========

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

                                                                            At June 30,
                                            -----------------------------------------------------------------------------
                                                     1999                     1998                        1997
                                            ---------------------    ------------------------    ------------------------
                                            Carrying  Percent of     Carrying     Percent of       Carrying    Percent of
                                             Value     Portfolio      Value        Portfolio        Value       Portfolio
                                            ---------------------    ------------------------    ------------------------
                                                                     (Dollars in thousands)
U.S. Governmental and Federal               $  1,421       82.47%     $    950         100.00%    $  1,899        100.00%
   agency obligations..................
State and municipal securities.........          302       17.53            --            --            --           --
                                            --------    --------      --------       --------     --------      --------
    Total portfolio....................     $  1,723      100.00%     $    950         100.00%    $  1,899        100.00%
                                            ========    ========      ========       ========     ========      ========

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities at June 30, 1999.

                                                                   At June 30, 1999
                         --------------------------------------------------------------------------------------------------
                                                              Amount Due or Repricing:
                                 Within                   Over One Year
                            One Year or Less              to Five Years     Over Five Years              Total
                         ---------------------  ----------------------   ----------------------   ----------------------
                           Carrying  Weighted    Carrying     Weighted   Carrying     Weighted                Weighted
                            Value     Average     Value       Average     Value        Average    Carrying     Average
                                       Yield                   Yield                    Yield       Value       Yield
                         ----------  --------   ---------    ---------   --------     ---------   --------    ---------
                                                            (Dollars in thousands)
U.S. Government            $     --        --%    $ 1,421         5.89%  $     --           --%    $ 1,421        5.89%
and federal agency
 obligations..........
State and municipal              --        --         201         4.90        101         5.00         302        4.93
 securities...........     --------               -------                 -------                  -------
Total portfolio.......     $     --        --%    $ 1,622         5.77%   $   101         5.00%    $ 1,723        5.73%
                           ========               =======                 =======                  =======

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

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1999. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

   Maturity Period                      Amount
   -----------------                -------------
                                    (In thousands)
Three months or less..............        $1,679
Over three through six months.....           743
Over six through twelve months....         1,878
Over twelve months................         2,003
                                          ------
   Total jumbo certificates
      of deposits.................        $6,303
                                          ======


     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.

                                                             At June 30,
                         --------------------------------------------------------------------------------
                                       1999                           1998                     1997
                         --------------------------------------------------------------------------------
                                    Percent                         Percent                      Percent
                                      of       Increase               of      Increase             of
                          Amount     Total     (Decrese)   Amount    Total   (Decrease)  Amount    Total
                         ---------  -------   ---------   -------  -------  ---------   -------  -------
                                                          (Dollars In Thousands)
Passbook.................  $ 6,747     9.29%    $   459   $ 6,288     9.09%     $  369   $ 5,919     8.77%
NOW accounts.............    5,768     7.94         804     4,964     7.18          33     4,931     7.30
Money market deposit.....    3,409     4.69         769     2,640     3.82        (127)    2,767     4.10
Fixed-rate certificates
   which mature:
   Within 1 year.........   36,261    49.92       3,891    32,370    46.80        (895)   33,265    49.28
   After 1 year, but
      within 2 years.....   11,003    15.15      (2,366)   13,369    19.33       2,139    11,230    16.63
   After 2 years, but
      within 4 years.....    6,412     8.83         677     5,735     8.29        (944)    6,679     9.89
   After 4 years.........      778     1.07      (1,140)    1,918     2.77       1,054       864     1.28
Other....................    2,261     3.11         381     1,880     2.72          26     1,854     2.75
                           -------   ------     -------   -------   ------      ------   -------   ------

      Total..............  $72,639   100.00%    $ 3,475   $69,164   100.00%     $1,655   $67,509   100.00%
                           =======   ======     =======   =======   ======      ======   =======   ======

     The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                                       At June 30,
                                       --------------------------------------------
                                          1999            1998               1997
                                       ---------       ----------         ---------
                                                     (In thousands)
3.00 --  3.99%....................       $    33         $     7            $   103
4.00 --  4.99%....................        18,499              93              1,669
5.00 --  5.99%....................        24,067          36,755             33,133
6.00 --  6.99%....................        11,506          15,623             16,067
7.00 --  7.99%....................           335             900              1,043
8.00 --  8.99%....................            14              14                 23
                                         -------         -------            -------
   Total..........................       $54,454         $53,392            $52,038
                                         =======         =======            =======

     The following table sets forth the amount and maturities of time deposits at June 30, 1999.

                                                                    Amount Due
                                    ---------------------------------------------------------------------------
                                      Less Than          1 - 2      2 - 3       3 - 4       After
                                      One Year           Years      Years       Years      4 Years       Total
                                    ----------         --------    --------    --------    ---------    -------
                                                                     In thousands)
3.00 --  3.99%....................      $    33        $     --       $ --        $ --        $ --      $    33
4.00 --  4.99%....................       15,773           2,632         94          --          --       18,499
5.00 --  5.99%....................       13,837           5,574      2,403       1,546         707       24,067
6.00 --  6.99%....................        6,284           2,796      1,290       1,065          71       11,506
7.00 --  7.99%....................          335              --         --          --          --          335
8.00 --  8.99%....................           --              --         --          14          --           14
                                        -------         -------     ------      ------        ----      -------
   Total..........................      $36,262         $11,002     $3,787      $2,625        $778      $54,454
                                        =======         =======     ======      ======        ====      =======

     The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                                                          At June 30,
                                                             ------------------------------------
                                                                1999          1998          1997
                                                             ---------    ------------    -------
                                                                         (In thousands)
Beginning balance....................................          $69,164      $67,509       $70,316
Net deposits (withdrawals) before interest credited..              410       (1,426)       (5,095)
Interest credited....................................            3,065        3,081         2,288
                                                               -------      -------       -------

Net increase (decrease) in deposits..................            3,475        1,655        (2,807)
                                                               -------      -------       -------

Ending balance.......................................          $72,639      $69,164       $67,509
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

     The following table sets forth certain information regarding short-term borrowings by the Savings Bank at the dates and for the periods indicated:

                                                                               At June 30,
                                                            --------------------------------------------------
                                                                1999               1998                1997
                                                            -----------         ----------         -----------
                                                                              (In thousands)
Maximum amount of FHLB advances
   outstanding at any month end during the period..           $19,663              $15,447            $8,000
Approximate average FHLB advances
   outstanding during the period...................            17,556               11,446             6,962
Approximate weighted average rate paid on
   FHLB advances during the period.................              6.10%                6.20%             6.22%
Balance of FHLB advances outstanding
   at end of period................................           $18,199              $12,810            $6,500
Weighted average rate paid on FHLB advances
   at end of period................................              5.97%                6.16%             5.84%

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

Subsidiary Activities

     The Savings Bank has one subsidiary, Multi-Purpose Service Agency, Inc., whose activities consist primarily of selling credit life insurance to the Savings Bank's customers. At June 30, 1999, the Savings Bank's equity investment in its subsidiary was $57,000.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its subsidiary did not exceed these limits at June 30, 1999.

Personnel

     As of June 30, 1999, the Savings Bank had 44 employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Savings Bank.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender. See "Regulation and Supervision--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the Savings Bank and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Savings Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Prior approval of the OTS is necessary before a "change in control" occurs in a savings and loan holding company such as the Company. A "change in control" may occur upon a person or entity's acquisition (alone or acting in concert) of 10% or more of the Company's stock.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching, are subject to the prior approval of the OTS.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (3% for institutions receiving the highest rating on the CAMELS financial institution's examination rating system leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Savings Bank met each of its capital requirements.

     The following table presents the Savings Bank's capital position at June 30, 1999.

                                                            Excess                      Capital
                                                                               --------------------------
                              Actual       Required      (Deficiency)             Actual       Required
                              Capital      Capital          Amount               Percent        Percent
                            -----------    ----------    --------------        ----------     -----------
                                                         (Dollars in thousands)
Tangible...............       $20,080        $1,776          $18,304                16.96%          1.50%
Core (Leverage)........        20,080         4,736           15,344                16.96           4.00
Risk-based.............        20,933         5,438           15,495                30.80           8.00

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Savings Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including the Savings Bank, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

     The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. Currently pending legislation would place activities restrictions on unitary savings and loan holding companies, subject to a grandfather for existing unitaries such as the Savings Bank. The Savings Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, the Savings Bank's limit on loans to one borrower was $3.2 million, and the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $2.8 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Savings Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (1) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (2) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Savings Bank was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report.

     Transactions with Related Parties. The Savings Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Savings Bank and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $1.0 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1999, 1998 and 1997, dividends from the FHLB to the Savings Bank amounted to $59,000, $47,000 and $45,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Savings Bank. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (1) the percentage of taxable income method or (2) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Savings Bank's 1996 taxable year, in which the Savings Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year.

     The Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Savings Bank will incur an additional tax liability of approximately $60,000 which is generally expected to be taken into income beginning in 1998 over a six year period.

     Distributions. Under the 1996 Act, if the Savings Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Savings Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Savings Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Savings Bank's income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Savings Bank's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a $0.0657 fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

Missouri Taxation

     The Company and its wholly owned subsidiary, Multi-Purpose Service Agency, Inc., are subject to the Missouri corporation franchise tax. Each corporation's franchise tax liability is equal to one-twentieth of one percent of the par value of the corporation's outstanding shares and surplus if the corporation's outstanding shares and surplus exceeds $200,000. If the corporation's outstanding shares, or any part of the outstanding shares, consist of shares without par value, then, for the purposes of calculating the corporation's tax liability, such shares shall be considered as having a value of $5.00 per share unless the actual value of such shares should exceed $5.00 per share, in which case the tax shall be levied and collected on the actual value and the surplus if the actual value and the surplus exceeds $200,000.

     Missouri-based banking institutions, like the Savings Bank, pay a special financial institutions tax at the rate of 7% of net income, based on adjusted federal taxable income without regard to net operating loss carryforwards. This tax is in lieu of certain other state taxes on banking institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid under the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Savings Bank is entitled to a credit against this tax for all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid under the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri banking institutions do not pay the regular corporate income tax.

Item 2.  Description of Property
--------------------------------

     The Company operates two full service facilities, both of which it owns. At June 30, 1999, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.4 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "FTNB." As of June 30, 1999, there were 1,653,949 shares of common stock outstanding and 558 stockholders, excluding persons or entities who hold stock in nominee or "street name." Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under federal regulations, the dollar amount of dividends the Savings Bank may pay is dependent upon its capital position and recent net income. Generally, if the Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations. See Note O of the Consolidated Financial Statements.

     The table below shows the price range of common stock and dividends paid for the years ended June 30, 1999 and 1998. This information was provided by the Nasdaq Stock Market.

                          Fiscal 1999                     Fiscal 1998
                  ----------------------------    ----------------------------
                    High     Low     Dividends      High     Low     Dividends
                  -------  -------  ----------    -------  -------  ----------
First Quarter...  $20.188  $15.750     $0.075     $26.750  $19.750     $0.05
Second Quarter..   17.656   14.875      0.075      24.000   19.250      0.05
Third Quarter...   16.313   14.750      0.075      23.125   21.500      0.06
Fourth Quarter..   18.250   13.250      0.075      23.500   16.750      0.06

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
 Results of Operations or Plan of Operations
--------------------------------------------

General

     Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

Operating Strategy

     The business of the Savings Bank consists principally of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans. The Savings Bank generally sells most of the fixed-rate and some of the adjustable-rate mortgage loans that it originates while retaining the related servicing rights. Loan originations include single- and multi-family mortgages, construction, land, consumer, and other loans. Management maintains adequate liquidity by investing in interest-bearing deposits and U.S. Government securities. Funding assets with deposits remains management's primary strategy, although FHLB advances have allowed management to lock in relative low long-term rates to improve return on equity over the longer term.

     Operating results are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, such as loans and investments, and the cost of interest-bearing liabilities, consisting of deposits and FHLB advances. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary, fiscal affairs, and housing, as well as regulatory policies.

     The Savings Bank's strategy is to operate as a conservative, well-capitalized, profitable, community-oriented financial institution dedicated to financing home ownership and other consumer needs while focusing on superior customer service. Management believes it has successfully implemented its strategy by (1 ) maintaining strong capital levels, (2) limiting interest rate risk, (3) controlling operating expenses, (4) generating additional noninterest income through loan sales and servicing operations, and (5) emphasizing personalized customer service at competitive prices.

Interest Rate Risk Management

     Management has adopted a strategy to maintain the interest rate sensitivity of its assets and liabilities in order to reduce the impact of rate changes on the Savings Bank's net interest income. The strategy includes originating and holding adjustable rate mortgage loans and maintaining a relatively short-term investment portfolio. At June 30, 1999, adjustable-rate and short-term construction loans comprised 80.2% of the loan portfolio. As a part of managing interest sensitivity and planning for long-term profitability, management is engaging in a funds matching program where the proceeds from relatively low-cost, long-term, fixed-rate, FHLB advances are invested in mortgage loans with similar maturities at favorable interest-rate spreads.

Interest Rate Sensitivity of Net Portfolio Value

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Savings Bank receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, and institution with a greater than "normal" level of interest rate risk is subject to a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Savings Bank is exempt because of its asset size. Based on the Savings Bank's regulatory capital levels at June 30, 1999, management believes that, if the proposed regulation was implemented at that date, the Savings Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

     The following table is provided by the OTS, based on information provided by the Savings Bank, and sets forth the changes in the Savings Bank's NPV at June 30, 1999, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                                     Net Portfolio Value
                                       (In thousands)
                               ----------------------------
              Basis Point
             ("bp") Change       Dollar    Dollar   Percent
               in Rates          Amount    Change    Change
            ---------------    ---------  --------  -------
                  300 bp         $24,111  $   571       2%
                  200 bp          24,362      822       3
                  100 bp          24,224      684       3
                    0 bp          23,540       --      --
                (100) bp          22,431   (1,109)     (5)
                (200) bp          21,282   (2,257)    (10)
                (300) bp          20,183   (3,357)    (14)

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Savings Bank's adjustable rate mortgage (ARM) loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Comparison of Financial Condition at June 30, 1999 and 1998

     Total assets increased $8.5 million or 7.8% to $118.7 million at June 30, 1999 primarily due to growth in loans receivable, which increased $7.6 million or 8.2%. Management took advantage of favorable rates and terms available on FHLB advances which funded $5.4 million of the growth in total assets. Deposits increased by $3.5 million or 5.0%. Transaction accounts (non-interest-bearing, NOW, money market, and passbook savings) increased $2.4 million or 15.3% in the aggregate and certificates of deposit increased $1.1 million or 2.0%. The balance of mortgages sold to and serviced for others decreased by $5.9 million or 5.6% to $98.9 million at June 30, 1999.

     Total stockholders' equity increased $119,000 from June 30, 1999 to June 30, 1999. Employee Stock Ownership Plan ("ESOP") and Management Recognition and Development Plan ("MRDP") transactions increased total stockholders' equity $1,547,000 in the aggregate and net income contributed $993,000. Treasury stock purchases reduced total stockholders' equity $1,899,000, dividends paid totaled $505,000, and unrealized losses on available for sale securities, net of tax decreased stockholders' equity $17,000.

     Nonperforming assets, which are defined as loans 90 days or more past due, loans on nonaccrual status, and foreclosed real estate owned totaled $607,000 or 0.51% of total assets at June 30, 1999 compared to $313,000 or 0.28% of total assets at June 30, 1998.

Comparison of Results of Operations for the Years Ended June 30, 1999 and 1998

     Net income for the fiscal year ended June 30, 1999 totaled $993,000 or $0.64 per diluted share compared to $1,139,000 or $0.70 per diluted share for the year ended June 30, 1998. The $146,000 or 12.8% decrease in net income reflected a $164,000 increase in non-interest expense, a $140,000 increase in the provision for loan losses, and a $190,000 decrease in noninterest income. Those unfavorable variances were partially offset by a $338,000 increase in net interest income and a $10,000 decrease in income taxes. Return on average total assets was 0.85% for the fiscal year ended June 30, 1999 compared to 1.06% for the previous fiscal year, and return on average stockholders' equity was 3.87% compared to 4.50%.

     Net Interest Income. The $338,000 or 8.4% increase in net interest income reflected an $8.8 million or 8.3% increase in average total earning assets. Average loans increased $10.1 million or 11.2%, and all other interest earning assets decreased $1.3 million in the aggregate. Net interest margin was 3.82% of average earning assets for the fiscal year ended June 30, 1999 compared to 3.81% for the previous fiscal year. Approximately $6.1 million of the increase in average total earning assets was funded by FHLB advances. Average total deposits increased $2.3 million or 3.3%.

     Provision for Loan Losses. The provision for loan losses is a charge against income to increase the Savings Bank's allowance for loan losses to a level management considers adequate to absorb losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses considers the composition and risk characteristics of the loan portfolio, historical loss experience, specific impaired loans, concentrations by borrower, and general economic conditions. The $210,000 provision for the fiscal year ended June 30, 1999 increased the allowance for loan losses to $1,171,000 or 1.17% of total loans outstanding at June 30, 1999 compared $971,000 or 1.05% of total loans outstanding at June 30, 1998.

     Noninterest Income. The $190,000 or 25.5% decrease in noninterest income primarily reflected a decrease in gain on sales of loans, which was partially offset by as decrease in loss on foreclosed assets. The decline in gain on sales of loans primarily reflected the write-off of previously recorded gains on sales of loans which paid off during the fiscal year, while the decrease in loss on foreclosed assets reflected the fact that a $40,000 provision for loss was recorded in the prior fiscal year to reduce the carrying value of a parcel owned. Loan servicing fees declined $16,000 or 5.1% due to an increase in amortization of servicing assets.

     Noninterest Expense. The $164,000 or 5.7% increase in noninterest expense primarily reflected $83,000 of merger-related expense included in other noninterest expense plus increases in salaries and benefits, data processing, and directors fees. Employee salaries and benefits, which is the largest component of noninterest expense increased $26,000 or 1.5% due primarily to a $117,000 or 13.4% increase in salary expense and a $32,000 or 63.3% increase in employee insurance costs. Those unfavorable variances were partially offset by a $69,000 decrease in ESOP expense and a $54,000 decrease in MRDP expense. The increase in salary expense was necessary to remain competitive in the local market area. The decrease in ESOP expense reflected a lower average market price for the Company's stock, and the decrease in MRDP expense reflected the fact that expense related to the award was accelerated in the first year and decreases in each succeeding year.

     Income Taxes. The $10,000 decrease in income tax expense primarily reflected decreased pre-tax income. However, the non-deductibility of merger related expenses contributed to the increase in the Company's effective income tax rate to 39.5% for the fiscal year ended June 30, 1999 compared to 36.6% for the previous fiscal year.

Comparison of Results of Operations for the Years Ended June 30, 1998 and 1997

     The Company earned $1,139,000 or $0.70 per diluted share for the fiscal year ended June 30, 1998, a $317,000 increase from the $822,000, or $0.52 per diluted share, reported for the 1997 fiscal year. Results for 1998 reflected increases in both net interest income and noninterest income, and a reduction in the provision for loan losses. Return on assets improved to 1.06% from 0.83%, and return on stockholders' equity improved to 4.50% from 4.10%.

     Net Interest Income. Net interest income increased 16.4% or $566,000 for the year ended June 30, 1998, on the strength of an $810,000 rise in interest income. The rise in interest income was due primarily to a $5.3 million increase in average loans outstanding. Interest on net loans rose $636,000 over 1997. Higher loan rates also contributed to the rise. Interest expense rose $244,000, due to an increase in interest paid on FHLB advances.

     While net interest income increased in dollar terms, the spread between the yield on earning assets and the cost of interest-bearing liabilities declined slightly to 2.55% from 2.66%. The decline in the spread reflects the time lag between receiving the proceeds of FHLB advances and their subsequent investment in higher yielding loans. Income from interest-bearing deposits rose $264,000, due to the temporary investment of advance proceeds, while the interest paid on FHLB advances rose $277,000. Contributing to the narrower spread was a decrease in lower-costing savings accounts. Average deposits were higher in fiscal year 1997 due to the funds held in late 1996 during the Company's public offering.

     Management adopted a long-term strategy to increase net interest income and return on shareholders' equity. FHLB advances allow management to lock in relatively low-cost, long-term, fixed-rate obligations, which can profitably fund long-term assets. While rate spreads using this strategy are lower, management expects net interest income and return on shareholders' equity to improve.

     Provision for Loan Losses. The $70,000 provision for the year ended June 30, 1998 reflects management's evaluation of the size and composition of the loan portfolio. Noninterest Income. Noninterest income for the year ended June 30, 1998, rose $152,000 or 25.6%, to $745,000. Recognition of gains on loan sales exceeded decreases in the related servicing income and a provision for loss on foreclosed real estate. Pursuant to adoption of Statement of Financial Accounting Standards No. 125, the Savings Bank recognized gains of $392,000 on the sale of loans, compared to $158,000 recognized in 1997. The increase primarily reflected a full year of gain recognition, as opposed to six month for the comparable 1997 period.

     Loan servicing income decreased 2% to $311,000 for the year ended June 30, 1998, as compared to $318,000 for the prior year. The decrease is a result of the amortization of loan servicing assets. A $40,000 provision for loss on foreclosed real estate reduced the carrying value of the parcel owned.

     Noninterest Expense. Noninterest expense increased $265,000 to $2,890,000. The absence of a one-time, $427,000 Savings Association Insurance Fund assessment levied in 1996 mitigated a $634,000 rise in salaries and benefits, of which $524,000 related to the adoption of the MRDP. The majority of the five year, $1.5 million stock award is expensed in the first two years of the program. A $107,000 increase in other noninterest expense was due primarily to higher expenses related to being a publicly traded company.

     Income Taxes. The provision for income taxes increased to $657,000 for the year ended June 30, 1998, compared to $471,000 for the year ended June 30, 1997, primarily as a result of higher income before income taxes. The Company's effective income tax rate was 36.6% for 1998 compared to 36.4% for 1997.

Average Balances and Rates Earned and Paid

     Earnings of the Company depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative size of the Company's interest-earning asset and interest-bearing liability portfolios.

     The following table sets forth, for the periods indicated, information regarding average balances of assets, liabilities, and stockholders' equity, interest income from interest-earning assets and interest expense on interest-bearing liabilities, and resultant yields, costs, rate spreads, and net interest margin. The ratio of average interest-earning assets to average interest-bearing liabilities is also presented. Average balances for the fiscal years ended June 30, 1999 and 1998 are based on daily average balances. Average balances for the fiscal year ended June 30, 1997 were derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances for 1997 caused any material differences in the information presented.

                                                                         Year Ended June 30,
                                --------------------------------------------------------------------------------------------------
                                            1999                          1998                               1997
                                ------------------------------------------------------------------------------------------------
                                 Average              Yield/    Average                 Yield/    Average               Yield/
                                 Balance   Interest    Cost     Balance    Interest      Cost     Balance   Interest     Cost
                                --------  ---------- --------  ---------  ----------  ---------- --------- ---------- ----------
                                                                (Dollars in thousands)
Interest-earning assets (1):
   Loans receivable (2).......  $100,228     $8,235     8.22%   $ 90,144     $7,397        8.21% $ 84,796    $6,761        7.97%
   U.S. Government and federal
      agency securities
       available for sale.....     1,219         72     5.91       1,469         88        5.99     2,746       180        6.55
   State and Municipal
    securities available
       for sale...............       225         11     4.89          --         --          --        --        --          --
   FHLB stock.................       923         59     6.39         687         47        6.84       637        45        7.06
   Interest-bearing deposits..    11,401        515     4.52      12,922        662        5.12     6,943       398        5.73
                                --------     ------             --------     ------              --------    ------
         Total
          interest-bearing
          assets..............   113,996      8,892     7.80     105,222      8,194        7.79    95,122     7,384        7.76
Non-interest-earning assets...     3,775                           3,545                            4,392
Allowance for loan losses.....    (1,051)                           (961)                            (860)
                                --------                        --------                         --------
         Total assets.........  $116,720                        $107,806                         $ 98,654
                                ========                        ========                         ========

Interest-bearing liabilities:
   NOW, money market and
    savings accounts..........    16,599        417     2.51      15,726        394        2.51    16,829       441        2.62
   Certificates of deposit....    54,119      3,055     5.64      52,716      3,079        5.84    53,470     3,065        5.73
                                --------     ------             --------     ------              --------    ------
      Total deposits..........    70,718      3,472     4.91      68,442      3,473        5.07    70,299     3,506        4.99
FHLB advances.................    17,556      1,071     6.10      11,446        710        6.20     6,962       433        6.22
                                --------     ------             --------     ------              --------    ------
      Total interest-bearing
       liabilities............    88,274      4,543     5.15      79,888      4,183        5.24    77,261     3,939        5.10
Non-interest-bearing
 liabilities..................     2,774                           2,624                            1,349
                                --------                        --------                         --------
      Total liabilities.......    91,048                          82,512                           78,610
Stockholders' equity..........    25,672                          25,294                           20,044
                                --------                        --------                         --------
      Total liabilities and
         Stockholders' equity.  $116,720                        $107,806                         $ 98,654
                                ========                        ========                         ========
Net interest income...........               $4,349                          $4,011                          $3,445
                                             ======                          ======                          ======
Interest rate spread (3)......                          2.65%                              2.55%                           2.66%
Net interest margin (4).......                 3.82%                           3.81%                           3.62%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities.   129.14%                         131.71%                           123.12%

___________________________________
(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Net of deferred loan fees and includes loans held for sale and non performing loans.
(3) Difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)  Net interest income divided by average interest-earning assets.

     The following table presents weighted average yield on loans, investments, and other interest-earning assets, the weighted average interest rate on deposits and borrowings, and interest rate spread at the dates indicated.

                                                                                 At June 30,
                                                                           --------------------
                                                                            1999    1998   1997
                                                                           ------   ----   ----
Weighted average yield earned on:
   Loans receivable, net..............................................       8.05%  8.01%  8.07%
   U.S. Government and federal agency obligations.....................       5.89   5.63   6.18
      available for sale
   State and municipal securities available for sale..................       4.93     --     --
   FHLB stock.........................................................       6.23   7.18   6.98
   Interest-bearing deposits..........................................       5.55   6.05   5.43

   All interest-earning assets........................................       7.72   7.74   7.85

Weighted average rate paid on:
   NOW, money market and savings accounts.............................       2.85   2.99   2.97
   Certificates of deposit............................................       5.41   5.82   5.78
   FHLB advances......................................................       5.97   6.16   5.84

All interest-bearing liabilities......................................       5.06   5.38   5.25

Interest rate spread (spread between weighted average yield
   earned on all interest-earning assets and weighted average
   rate paid on all interest-bearing liabilities).....................       2.66   2.36   2.60

     The following table sets forth the effects of changing rates and volume on net interest income of the Company. Changes which are not solely due to volume (change in volume times old rate) or rate (change in rate times old volume) changes are allocated to such categories based on the respective percentage change in average balances and rates.

                                                Year Ended June 30, 1999         Year Ended June 30, 1998
                                                       Compared to                        Compared to
                                                Year Ended June 30, 1998         Year Ended June 30, 1997
                                             ----------------------------        --------------------------
                                             Increase (Decrease)                 Increase (Decrease)
                                                     Due To                            Due To
                                             ------------------                  -----------------
                                                                    Total                             Total
                                               Rate      Volume    Change        Rate       Volume   Change
                                             --------    ------    ------        ----       ------   ------
                                                                  (Dollars in thousands)
Interest and dividend income
   earned on:
   Loans receivable, net.................       $   9       $829    $ 838        $201         $435     $636
   U.S. Government and federal
      agency securities available
      for sale...........................          (1)       (15)     (16)        (14)         (78)     (92)
   Sales and municipal securities
      available for sale.................           5          6       11          --           --       --
   FHLB stock............................          (3)        15       12          (1)           3        2
   Interest-bearing deposits.............         (74)       (73)    (147)        (46)         310      264
                                                -----       ----    -----        ----         ----     ----
      Total interest and dividend
         income..........................         (64)       762      698         140          670      810

Interest expense:
   NOW, money market and
      savings accounts...................           1         22       23         (19)         (28)     (47)
   Certificates of deposit...............        (105)        81      (24)         57          (43)      14
   FHLB advances.........................         (12)       373      361          (1)         278      277
                                                -----       ----    -----        ----         ----     ----
      Total interest expense.............        (116)       476      360          37          207      244
                                                -----       ----    -----        ----         ----     ----
      Net interest income................       $  52       $286    $ 338        $103         $463     $566
                                                =====       ====    =====        ====         ====     ====

Liquidity and Capital Resources

     The Company's principal sources of funds are cash receipts from deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans and loan participations, proceeds from maturing securities, FHLB advances, and net earnings. The Savings Bank has an agreement with the FHLB of Des Moines to provide cash advances of unspecified amounts. The Savings Bank must hold an unencumbered portfolio of eligible one- to four-family residential mortgages with a book value of not less than 150% of the indebtedness. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Company's liquidity ratio at June 30, 1999 was approximately 15.85%. The Company maintains a higher level of liquidity than required by regulation in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

     Liquidity management is both an ongoing and long-term component of the Company's asset/liability management strategy. Excess funds generally are invested in interest-bearing deposits at the FHLB of Des Moines. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB. The primary investing activity of the Company is the origination of mortgage loans. During the year ended June 30, 1999 the Company originated mortgage loans in the amount of $83.6 million and purchased $1.3 million of one- to four-family mortgage loans. Other investing activities include investing in interest-bearing deposits and the purchase of U.S. Government and state and municipal obligations.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the three years ended June 30, 1999, the Company used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 1999, the Company had loan commitments outstanding of $3.3 million of which $2.1 million was for fixed rate loans with interest rates ranging from 6.625 to 8.50%.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Company. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Company has had some success in lengthening the maturity of it certificate of deposit portfolio, a component of its asset/liability management strategy. At June 30, 1999, certificates of deposit amounted to $54.5 million, or 75.0% of total deposits, including $36.1 million which were scheduled to mature within one year of June 30, 1999. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, as necessary, borrowing in the form of FHLB advances and that it can adjust the offering rates of certificates to retain deposits in changing interest rate environments.

     The Company is not subject to any regulatory capital requirements. The Savings Bank is subject to certain capital requirements imposed by the OTS. The Savings Bank satisfied each of those requirements at June 30, 1999. See Note I of the Consolidated Financial Statements.

Year 2000 Issue

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

     A number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of the Company's borrowers may utilize computers as well. Should the Company's borrowers, or the businesses on which they depend, experience Year 2000 related computer problems, such borrowers' cash flow could be disrupted, adversely effecting their ability to repay their loans with the Company.

     Concern on the part of certain depositors that the Year 2000 related problems could impair access to their deposit account balances following the Year 2000 date change could result in the Company experiencing a deposit outflow prior to December 31, 1999. Should the Year 2000 related problems occur which cause any of the Savings Bank's systems, or the systems of the third-party service bureau upon which the Company depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have other wise performed.

     Management believes it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of such potential problems cannot be predicted.

        The Company has a Year 2000 Action Plan which management has used to identify and correct Year 2000 compliance issues. The Company has reviewed all services and operational components to identify technical and non-technical areas of concern. Having identified these internal and external components, the Company has replaced some of its computer hardware with Year 2000 compliant equipment. The Company has requested third party providers to insure Year 2000 compliance by requiring them to test their own systems and services. All third party vendors have identified Year 2000 issues and are compliant or are completing revisions to systems and software to become Year 2000 complaint. Testing schedules have been established with each provider. The primary service provider for the Company is Fiserv, which provides data processing services. Fiserv has indicated that it is Year 2000 compliant. Further, the Company has tested all of its internal computer software and has determined that they are Year 2000 compliant.

        As stated earlier, a number of the Company's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The Company has contacted these borrowers to determine their status relating to compliance with Year 2000 issues. Responses received from these borrowers indicate that they are aware of the Year 2000 problem and are compliant or taking the necessary steps to be compliant. The Company is requiring new borrowers to be Year 2000 compliant before granting any extensions of credit.

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

New Accounting Standards

        See Note A to the Consolidated Financial Statements.

Effect of Inflation and Changing Prices

        The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rate do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7. Financial Statements
------------------------------

        (a)   Financial Statements
              Independent Auditors' Report*
              Consolidated Statements of Financial Condition as of June 30, 1999 and 1998*
              Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997*
              Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997*
              Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997*
              Notes to the Consolidated Financial Statements*
        *See Financial pages herein beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        Not applicable.

                                   PART III

Item 9. Directors,Executive Officers, Promoters and Control Persons; Compliance
-------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

        Kermit D. Gohring is the President, Chief Executive Officer and Chairman of the Board of the Holding Company and the Savings Bank. He has been associated with the Savings Bank since 1964 and President since 1974. Mr. Gohring is 64 years old.

        Richard W. Gohring is Executive Vice President and a Director of the Savings Bank and Vice-President and a Director of the Company. He has been associated with the Savings Bank since 1985. Mr. Gohring is 44 years old.

        Clifford E. Hamilton, Jr. is a Circuit Judge in Columbia, Missouri and presently serves as a general jurisdiction judge in the Thirteenth Judicial Circuit of Missouri, which includes Fulton and Columbia. He currently serves as the Vice Chairman of the Board. Judge Hamilton is 56 years old.

        Bonnie K. Smith is Senior Vice President, Secretary-Treasurer and a Director of the Savings Bank and Secretary-Treasurer of the Company. She has been associated with the Savings Bank since 1971. Mrs. Smith is 54 years old.

        Dennis J. Adrian is the sole owner of Vandelict Trucking, Inc., a local trucking company. He is also the President and majority owner of Mo-Con Inc., a local concrete mixing and delivery firm with which he has been associated since 1968. He has been a director of the Company and the Savings Bank since 1995. Mr. Adrian is 50 years old.

        Billy M. Conner is the co-owner and operator of BCGC, Inc., a local family farming operation. He has been a director of the Company and the Savings Bank since 1995. Mr. Conner is 69 years old.

        David W. West is the co-owner and operator of a local family farming operation. He has been a director of the Company and the Savings Bank since 1995. Mr. West is 61 years old.

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms it has received, as provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended June 30, 1999, all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 10. Executive Compensation
-------------------------------

Directors

        Non-employee Directors receive a monthly retainer of $1,200 from the Savings Bank and $300 from the Company. Employee Directors receive a monthly retainer of $800 from the Savings Bank and $200 from the Company.

    During the year ended June 30, 1998, each non-employee director received options to acquire 8,596 shares of the Company's common stock under the Company's 1997 Stock Option Plan. At the time they were awarded, the stock options vested ratably over a five-year period. However, all of the options will automatically vest upon the consummation of the Company's acquisition by Central. Nevertheless, because the price at which these options may be exercised exceeds the consideration to be received in the acquisition, all such
options will be canceled at the closing.   Each non-employee director also
received 3,438 shares of restricted stock under the Company's Management Recognition and Development Plan. At the time they were awarded, the restricted stock grants vested ratably over a five-year period. However, all of the restricted stock grants will automatically vest upon the consummation of the Company's acquisition by Central and will be exchanged for the merger consideration in connection therewith.

    Following Central's acquisition of the Company, Central will elect or appoint all of the members of the Company's Board who are willing to serve, to an advisory board. Each member of the advisory board will receive a monthly fee of $200 plus appropriate fees for any additional services performed.

Executive Compensation

    Summary Compensation Table. The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company or the Savings Bank received salary and bonus in excess of $100,000 during the year ended June 30, 1999.

                                                                                          Long-term Compensation
                                                                                      --------------------------------
                                              Annual Compensation                                   Awards
                                      -----------------------------------------       --------------------------------
                                                                     Other                              Securities
                                                                     Annual              Restricted     Underlying      All Other
                                                                  Compensation         Stock Awards    Options/SARs   Compensation
Name and Principal Positions  Year     Salary($)     Bonus($)       ($) (1)               ($) (3)           (#)           ($)
----------------------------  -----   ----------    ---------    --------------       ---------------  --------------  ------------
Kermit D. Gohring              1999      $96,000     $     --         $9,300           $          --               --   $ 43,692(3)
 Chief Executive Officer and   1998       96,000           --         $6,000           $   306,026(2)          34,385     51,572
 President                     1997       94,000        4,000          6,000                      --               --     10,955

_________________________________
(1) Consists of directors' fees. Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) Represents the total value of the award of 13,754 shares of restricted common stock on October 23, 1997. Such awards will vest ratably over a five-year period. At June 30, 1999, the value of the unvested restricted stock award was $197,372. Dividends, if any, paid on the restricted common stock are accrued and held in arrears until the restricted common stock becomes vested.
(3) Consists of $2,880 employer contribution to 401(k) Plan and $40,812 employer contribution to ESOP.

    Employment Agreements. The Company and the Savings Bank (collectively, the "Employers") have entered into a three-year employment agreement with Mr. Gohring. Mr. Gohring's base salary under the agreement currently is $96,000 which amount is paid by the Savings Bank. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended for an additional year. The agreement is terminable by the Employers at any time or upon the occurrence of certain events specified by federal regulations.

    The employment agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, Mr. Gohring is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreement as having occurred when, among other things, (a) a person other than the Company purchases shares of common stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

    The severance payment from the Employers will equal 2.99 times Mr. Gohring's average annual compensation during the five-year period preceding the change in control. Such amount will be paid in a lump sum within ten business days following the termination of employment. Section 280G of the Internal Revenue Code states that severance payments that equal or exceed three times the base compensation of the individual are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Employers would not be entitled to deduct the amount of such excess payments.

    The agreement restricts Mr. Gohring's right to compete against the Employers for a period of one year from the date of termination of the agreement if Mr. Gohring voluntarily terminates employment, except in the event of a change in control.

    Central's acquisition of the Company and the Savings Bank will constitute a change in control of Fulton and Fulton Savings and as a result of Mr. Gohring's termination of employment after completion of the merger, he will be entitled to a severance payment in the amount of approximately $295,000.

    Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following information with respect to options exercised during the fiscal year ended June 30, 1999 and remaining unexercised at the end of the fiscal year is presented for the Company's President and Chief Executive Officer.

                                                     Number of Securities          Value of Unexercised
                                                         Underlying               In-the-Money Options
                        Shares       Value           Unexercised Options           at Fiscal Year End ($)
                      Acquired on                -----------------------------  ----------------------------
Name                 Exercise (#)  Realized($)   Exercisable(1)  Unexercisable  Exercisable    Unexercisable
                     ------------  -----------   --------------  -------------  -----------    -------------
Kermit D. Gohring..       --            --              --           34,385          --              --

_________________________________
(1) As a result of Central's acquisition of the Company, all of Mr. Gohring's stock options will become exercisable at the closing of the acquisition. However, because the price at which these options may be exercised exceeds the consideration to be received in the acquisition, all such options will be canceled at the closing.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Beneficial Ownership of Fulton Common Stock

    The following table provides information as of June 30, 1999 with respect to persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock.

                                         Number of Shares    Percent of Common
Name and Address                        Beneficially Owned   Stock Outstanding
----------------                        ------------------   -----------------
Fulton Savings Bank, F.S.B.                  137,332 (1)            8.3%
Employee Stock Ownership Plan
410 Market Street
Fulton, Missouri 65251

-----------------------------
(1) Includes 106,422 shares which have not been allocated to participants' accounts and over which the trustees have sole voting power and 30,910 shares which have been allocated to participants' accounts and over which the trustees have shared voting power. Under the terms of the ESOP, the trustees will vote unallocated shares and allocated shares for which no voting instructions are received in the same proportion as shares for which the trustees have received voting instructions from participants. The trustee of the ESOP is First Bankers Trust Company.

      The following table provides information about the shares of Fulton common stock that may be considered to be owned by each director of the Company and by all directors and executive officers of the Company as a group as of June 30, 1999. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                                                 Number of Shares
                                                                                   That May Be
                                                                 Number of       Acquired Within     Percent of
                                                                   Shares          60 Days By       Common Stock
    Name/Title                                                     Owned         Exercising Options  Outstanding
    ----------------------------------------                   ----------------  ------------------ ------------
    Dennis J. Adrian                                           24,088 (1)                     1,719         1.6%
      Director

    Billy M. Conner                                            20,863 (1)(3)                  1,719         1.3
      Director

    Kermit D. Gohring                                          38,702 (1)(2)(4)               6,877         2.7
      President, Chief Executive Officer and
      Director

    Richard W. Gohring                                         16,070 (1)(2)(5)               2,406         1.1
      Executive Vice President and Director

    Clifford E. Hamilton, Jr.                                  25,438 (1)(6)                  1,719         1.6
      Director

    Bonnie K. Smith                                            24,254 (1)(2)(7)               4,126         1.7
    Senior Vice President and Director

    David W. West                                              18,438 (1)(2)                  1,719         1.2
      Director

    All directors and executive officers as a group           176,738 (1)(2)                 22,692        11.9
    (eight persons)

----------------------------------
(1) Shares of restricted stock awarded under the Company's 1997 Management Recognition and Development Plan as to which the holders have voting power but not investment power are included as follows: Mr. Adrian, 2,750 shares; Mr. Conner, 2,750 shares; Mr. K. Gohring, 11,003 shares; Mr. R. Gohring, 3,850 shares; Mr. Hamilton, 2,750 shares; Mrs. Smith, 6,601 shares; Mr. West, 2,750 shares; and all directors and executive officers as a group, 36,304 shares.
(2) Shares allocated under the Savings Bank's ESOP as of December 31, 1998 over which the individual has shared voting power but not investment power are included as follows: Mr. K. Gohring, 4,948 shares; Mr. R. Gohring, 3,056 shares; Mrs. Smith, 3,047 shares; and all directors and executive officers as a group, 13,314 shares.
(3)   Includes 2,532 shares owned by Mr. Conner's spouse.
(4)   Includes 7,800 shares owned by Mr. Gohring's spouse.
(5)   Includes 420 shares owned by Mr. Gohring's spouse.
(6)   Includes 740 shares owned by Mr. Hamilton's spouse.
(7)   Includes 2,330 shares owned by Mrs. Smith's spouse.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

      As required by federal regulations, all loans or extensions by the Savings Bank of credit to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (except for loans made pursuant to programs generally available to all employees) and do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made by the Savings Bank to a director or executive officer in an amount that, when aggregated with the amount of all other loans by the Savings Bank to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Savings Bank's capital and surplus (up to a maximum of $500,000) are subject to approval in advance by a majority of the disinterested members of the Board of Directors.

                                    PART IV

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

      (a)    Exhibits

      2.1 Agreement and Plan of Merger, dated as of May 18, 1999, by and between Central Bancompany, Inc. and Fulton Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 21, 1999)
      3.1 Certificate of Incorporation of Fulton Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-8461))
      3.2    Bylaws of Fulton Bancorp, Inc. (incorporated by reference to
             Exhibit
      3.2    to the Company's Registration Statement on Form S-1 (File No. 333-
             8461))
      10.1 Employment Agreement with Kermit D. Gohring (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997)

      10.2 Fulton Bancorp, Inc. 1997 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 23, 1997)

      10.3 Fulton Bancorp, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 23, 1997)

      21     Subsidiaries of the Registrant
      23     Consent of Moore, Horton & Carlson, P.C.
      27     Financial Data Schedule

      (b)    Reports on Form 8-K

             The Company filed a Report on Form 8-K on May 21, 1999 on which it reported under Item 5 that it had entered into an Agreement and Plan of Merger with Central Bancompany, Inc.

Fulton Bancorp, Inc.

1999 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent Auditors' Report....................................................................    F-2
Consolidated Statements of Financial Condition..................................................    F-3
Consolidated Statements of Stockholders' Equity.................................................    F-4
Consolidated Statements of Income...............................................................    F-5
Consolidated Statements of Cash Flows...........................................................    F-6
Notes to Consolidated Financial Statements......................................................    F-8

                     [LETTERHEAD OF MH & C APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Fulton Bancorp, Inc.
Fulton, Missouri

We have audited the accompanying consolidated statements of financial condition of Fulton Bancorp, Inc. ("Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                               /s/ Moore, Horton & Carlson, P.C.

Mexico, Missouri
August 27, 1999
except for Note P, as
to which the date is
September 14, 1999.

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                June 30
                                                                          1999           1998
                                                                      ---------------------------
ASSETS
Cash (includes interest-bearing deposits of $12,694,150 and
 $13,146,912, respectively)                                           $ 13,290,305   $ 13,777,625
Investment securities, available-for-sale--Note B                        1,722,865        950,276
Stock in Federal Home Loan Bank ("FHLB") of Des Moines                     985,500        643,300
Loans held for sale                                                             --      3,649,482
Loans receivable--Note C                                                99,304,780     88,104,227
Accrued interest receivable--Note D                                        740,190        678,310
Premises and equipment--Note E                                           1,375,788      1,419,413
Foreclosed real estate--Note C                                             157,525        157,525
Other assets                                                             1,073,710        730,268
                                                                      ------------   ------------
                                                        TOTAL ASSETS  $118,650,663   $110,110,426
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits--Note F                                                     $ 72,639,493   $ 69,163,842
 Advances from Federal Home Loan Bank of Des Moines--Note H             18,199,425     12,810,007
 Advances from borrowers for property taxes and insurance                1,135,445        984,986
 Amounts collected for others on loans sold                                681,139        499,333
 Accrued interest payable                                                   83,915         84,034
 Other liabilities                                                         296,840      1,072,857
                                                                      ------------   ------------
                                                   TOTAL LIABILITIES    93,036,257     84,615,059

Commitments and contingencies--Notes L, M and P

Stockholders' Equity--Notes G, I, J and O
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
  none issued                                                                   --             --
 Common stock, $.01 par value, 6,000,000 shares authorized,
  1,765,411 and 1,719,250 issued, respectively                              17,654         17,193
 Additional paid-in capital                                             17,881,523     16,943,018
 Retained earnings - substantially restricted                           11,161,766     10,673,592
 Accumulated other comprehensive income                                    (15,925)           998
 Unearned Employee Stock Ownership Plan ("ESOP") shares                   (995,070)    (1,133,372)
 Deferred compensation-Management Recognition
  and Development Plan ("MRDP")                                           (536,821)    (1,006,062)
 Treasury stock at cost, 111,462 shares                                 (1,898,721)            --
                                                                      ------------   ------------
                                          TOTAL STOCKHOLDERS' EQUITY    25,614,406     25,495,367
                                                                      ------------   ------------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $118,650,663   $110,110,426
                                                                      ============   ============

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended June 30, 1999, 1998 and 1997

                                                                                   Accumulated
                                                       Additional                      Other           Unearned
                                          Common        Paid-In        Retained    Comprehensive        ESOP           Deferred
                                          Stock         Capital        Earnings        Income          Shares            MRDP
                                        ----------  ---------------  ------------  --------------  ---------------  --------------
Balance June 30, 1996                   $      ---      $       ---  $ 9,260,375        $ 13,480      $       ---      $       ---
Comprehensive income:
  Net income                                   ---              ---      821,993             ---              ---              ---
  Other comprehensive income
    (loss) - unrealized loss on
    securities available-for-sale,
    net of taxes of $7,719                     ---              ---          ---         (13,074)             ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
Total comprehensive income                     ---              ---      821,993         (13,074)             ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
  Net proceeds from issuance of
   common stock--Note O                     17,193       16,531,937          ---             ---              ---              ---
  Common stock issued to
   ESOP--Note J                                ---              ---          ---             ---       (1,375,400)             ---
  Release of ESOP shares                       ---           69,030          ---             ---          103,726              ---
Dividends paid ($.10 per share)                ---              ---     (171,925)            ---              ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
   BALANCE JUNE 30, 1997                    17,193       16,600,967    9,910,443             406       (1,271,674)             ---

Comprehensive income:
  Net income                                   ---              ---    1,139,182             ---              ---              ---
  Other comprehensive income
    (loss) - unrealized gain on
    securities available-for-sale,
    net of taxes of $350                       ---              ---          ---             592              ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
Total comprehensive income                     ---              ---    1,139,182             592              ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
Release of ESOP shares                         ---          157,520          ---             ---          138,302              ---
Purchase of Treasury Stock                     ---              ---          ---             ---              ---              ---
Establish MRDP                                 ---            5,622          ---             ---              ---       (1,530,132
Valuation adjustment for MRDP                  ---          178,909          ---             ---              ---              ---
Compensation expense MRDP                      ---              ---          ---             ---              ---          524,070
Dividends paid ($.22 per share)                ---              ---     (376,033)            ---              ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
   BALANCE JUNE  30, 1998                   17,193       16,943,018   10,673,592             998       (1,133,372)      (1,006,062)

Comprehensive income:
  Net income                                   ---              ---      993,455             ---              ---              ---
  Other comprehensive income
    (loss) - unrealized loss on
    securities available-for-sale,
    net of taxes of $9,993                     ---              ---          ---         (16,923)             ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
Total comprehensive income                     ---              ---      993,455         (16,923)             ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
Release of ESOP shares                         ---           90,593          ---             ---          138,302              ---
Purchase of Treasury Stock                     ---              ---          ---             ---              ---              ---
Issuance of shares to MRDP                     461          798,331          ---             ---              ---              ---
Valuation adjustment for MRDP                  ---           49,581          ---             ---              ---              ---
Compensation expense MRDP                      ---              ---          ---             ---              ---          469,241
Dividends paid ($.30 per share)                ---              ---     (505,281)            ---              ---              ---
                                        ----------      -----------  -----------   -------------   --------------   --------------
   BALANCE JUNE  30, 1999                  $17,654      $17,881,523  $11,161,766        $(15,925)     $  (995,070)     $  (536,821)
                                        ==========      ===========  ===========   =============   ==============   ==============

                                                            Total
                                             Treasury    Stockholders'
                                              Stock         Equity
                                         --------------  ------------
Balance June 30, 1996                       $       ---   $ 9,273,855
Comprehensive income:
  Net income                                        ---       821,993
  Other comprehensive income
    (loss) - unrealized loss on
    securities available-for-sale,
    net of taxes of $7,719                          ---       (13,074)
                                          -------------   -----------
Total comprehensive income                          ---       808,919
                                          -------------   -----------
  Net proceeds from issuance of
   common stock--Note O                             ---    16,549,130
  Common stock issued to
   ESOP--Note J                                     ---    (1,375,400)
  Release of ESOP shares                            ---       172,756
Dividends paid ($.10 per share)                     ---      (171,925)
                                          -------------   -----------
   BALANCE JUNE 30, 1997                            ---    25,257,335

Comprehensive income:
  Net income                                        ---     1,139,182
  Other comprehensive income
    (loss) - unrealized gain on
    securities available-for-sale,
    net of taxes of $350                            ---           592
                                          -------------   -----------
Total comprehensive income                          ---     1,139,774
                                          -------------   -----------
Release of ESOP shares                              ---       295,822
Purchase of Treasury Stock                     (497,222)     (497,222)
Establish MRDP                                  497,222    (1,027,288)
Valuation adjustment for MRDP                       ---       178,909
Compensation expense MRDP                           ---       524,070
Dividends paid ($.22 per share)                     ---      (376,033)
                                          -------------   -----------
   BALANCE JUNE  30, 1998                           ---    25,495,367

Comprehensive income:
  Net income                                        ---       993,455
  Other comprehensive income
    (loss) - unrealized loss on
    securities available-for-sale,
    net of taxes of $9,993                          ---       (16,923)
                                          -------------   -----------
Total comprehensive income                          ---       976,532
                                          -------------   -----------
Release of ESOP shares                              ---       228,895
Purchase of Treasury Stock                   (1,898,721)   (1,898,721)
Issuance of shares to MRDP                          ---       798,792
Valuation adjustment for MRDP                       ---        49,581
Compensation expense MRDP                           ---       469,241
Dividends paid ($.30 per share)                     ---      (505,281)
                                          -------------   -----------
   BALANCE JUNE  30, 1999                   $(1,898,721)  $25,614,406
                                          =============   ===========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

                                                        Year ended June 30
                                                 1999         1998         1997
                                              -----------  -----------  ----------
Interest Income
 Mortgage loans                               $7,367,018   $6,497,768   $5,872,624
 Consumer and other loans                        868,214      899,136      887,835
 Investment securities                           141,483      134,928      224,874
 Interest-bearing deposits                       514,807      661,906      398,091
                                              ----------   ----------   ----------
  Total Interest Income                        8,891,522    8,193,738    7,383,424

Interest Expense
 Deposits--Note F                              3,471,254    3,472,938    3,505,186
 Advances from FHLB                            1,071,161      709,750      433,248
                                              ----------   ----------   ----------
  Total Interest Expense                       4,542,415    4,182,688    3,938,434
                                              ----------   ----------   ----------
  Net Interest Income                          4,349,107    4,011,050    3,444,990

Provision for Loan Losses--Note C                210,000       70,000      120,000
                                              ----------   ----------   ----------
  Net Interest Income After Provision
   for Loan Losses                             4,139,107    3,941,050    3,324,990

Noninterest Income (Loss)
 Loan servicing fees                             294,702      310,638      317,735
 Service charges and other fees                   95,567       85,161       96,014
 Income (Loss) from foreclosed assets, net       (10,573)     (48,918)       7,018
 Gain on sale of loans                           167,883      392,198      158,436
 Gain on sale of other assets                        ---          ---        9,780
 Other                                             7,590        6,248        3,796
                                              ----------   ----------   ----------
  Total Noninterest Income                       555,169      745,327      592,779

Noninterest Expense
 Employee salaries and benefits                1,741,424    1,715,872    1,081,983
 Occupancy costs                                 282,247      272,233      274,151
 Advertising                                      45,997       51,565       54,492
 Data processing                                 188,462      166,065      176,412
 Federal insurance premiums                       46,324       47,703      511,473
 Directors' fees                                 110,843       89,843       86,543
 Other                                           638,924      546,914      439,722
                                              ----------   ----------   ----------
  Total Noninterest Expense                    3,054,221    2,890,195    2,624,776
                                              ----------   ----------   ----------
               INCOME BEFORE INCOME TAXES      1,640,055    1,796,182    1,292,993
Income Taxes--Note G                             646,600      657,000      471,000
                                              ----------   ----------   ----------
                               NET INCOME     $  993,455   $1,139,182   $  821,993
                                              ==========   ==========   ==========

Basic Income Per Share                        $      .65   $      .72   $      .52
                                              ==========   ==========   ==========

Diluted Income Per Share                      $      .64   $      .70   $      .52
                                              ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended June 30
                                                             1999           1998           1997
                                                         -------------  -------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                                             $    993,455   $  1,139,182   $    821,993
  Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                            135,298        147,010        167,648
     Amortization of premiums and discounts                    (1,763)          (315)        (9,401)
     Provisions for loan losses                               210,000         70,000        120,000
     Provision for loss on other real estate                      ---         40,000            ---
     Deferred income tax benefit                             (151,442)       (83,400)        (8,500)
     Proceeds from sales of loans held for sale            29,597,214     15,604,233     22,352,416
     Originations of loans held for sale                  (25,947,732)   (14,790,495)   (24,288,113)
     Gain on sale of loans held for sale                     (162,718)      (392,198)      (158,436)
     Amortization of servicing asset                           94,550         45,314          3,567
     Loss on disposal of foreclosed real estate                10,573          8,245            ---
     ESOP shares released                                     228,895        295,822        172,755
     MRDP compensation expense                                469,241        524,070            ---
  Change to assets and liabilities
  increasing (decreasing) cash flows
     Accrued interest receivable                              (61,880)        50,572        (24,263)
     Other assets                                            (132,999)        30,818       (209,117)
     Accrued interest payable                                    (119)       (12,284)        (3,373)
     Other liabilities                                         72,357        (75,432)        27,402
                                                         ------------   ------------   ------------
                    NET CASH PROVIDED BY (USED IN)
                              OPERATING ACTIVITIES          5,352,930      2,601,142     (1,035,422)

CASH FLOWS FROM INVESTING
 ACTIVITIES
   Purchase of investment securities,
    available-for-sale                                     (1,747,955)           ---     (1,202,890)
   Proceeds from maturities of investment securities,
    available-for-sale                                        950,214        950,004      2,500,004
   Loans originated, net of repayments                     (9,309,280)    (4,460,978)    (7,289,495)
   Purchase of mortgage loans                              (2,085,218)           ---            ---
   Purchase of FHLB stock                                    (342,200)        (6,100)           ---
   Purchase of premises and equipment                         (91,673)       (83,800)      (239,684)
   Carrying value of other real estate investment
    disposal                                                      ---            ---        408,543
   Expenditures on foreclosed real estate, net                 (7,470)           ---            ---
                                                         ------------   ------------   ------------
                                       NET CASH USED IN
                                   INVESTING ACTIVITIES   (12,633,582)    (3,600,874)    (5,823,522)

Fulton Bancorp, Inc.

                                                                    Year ended June 30
                                                            1999          1998          1997
                                                        ------------  ------------  -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
    Net increase (decrease) in deposits                 $ 3,475,651   $ 2,029,139   $ (3,631,612)
    Advances from FHLB
       Borrowings                                         8,000,000    13,000,000     11,500,000
       Repayments                                        (2,610,582)   (6,689,993)   (12,000,000)
    Net increase (decrease) in advances for
     taxes and insurance                                    150,459       (33,330)        59,293
    Net increase (decrease) in amounts
     collected for others on loans sold                     181,806       236,880       (118,755)
    Proceeds from sale of common stock                          ---           ---     16,549,131
    Purchase of treasury shares                          (1,898,721)     (497,227)           ---
    Loan to ESOP                                                ---           ---     (1,375,400)
    Dividends paid                                         (505,281)     (376,033)      (171,925)
                                                        -----------   -----------   ------------
                                 NET CASH PROVIDED BY
                                 FINANCING ACTIVITIES     6,793,332     7,669,436     10,810,732
                                                        -----------   -----------   ------------
                    NET INCREASE (DECREASE) IN CASH        (487,320)    6,669,704      3,951,788
CASH, BEGINNING OF PERIOD                                13,777,625     7,107,921      3,156,133
                                                        -----------   -----------   ------------
                                 CASH, END OF PERIOD    $13,290,305   $13,777,625   $  7,107,921
                                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid for
     Interest on deposits                               $ 3,471,373   $ 3,485,222   $  3,508,559
                                                        ===========   ===========   ============

     Interest on FHLB advances                          $ 1,071,161   $   709,750   $    433,248
                                                        ===========   ===========   ============

     Income taxes                                       $   754,227   $   862,376   $    288,000
                                                        ===========   ===========   ============

  Noncash investing and financing activities are
    as follows
      Loans to facilitate sales of real estate          $    69,400   $    30,000   $        ---
                                                        ===========   ===========   ============

      Foreclosed real estate acquired by foreclosure
       or deed in lieu of foreclosure                   $    73,475   $    40,140   $        ---
                                                        ===========   ===========   ============

   Allocation of MRDP shares of common stock            $       ---   $ 1,530,132   $        ---
                                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

Fulton Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999, 1998 and 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying reporting policies and practices of Fulton Bancorp, Inc. conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

Nature of Operations:  The Company, a Delaware corporation, was incorporated in
--------------------
May, 1996 for the purpose of becoming the holding company of Fulton Savings Bank, FSB ("Bank"). On October 17, 1996, the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering and acquired all of the outstanding capital stock of the Bank.

The Bank provides a variety of financial services to individual and corporate customers through its headquarters located in Fulton, Missouri and its branch located in Holts Summit, Missouri. The Bank's primary deposit products are interest-bearing checking and savings accounts and certificates of deposit. Its primary lending products are one- to four-family residential loans.

Principles of Consolidation:  The consolidated financial statements include the
---------------------------
accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly-owned subsidiary, Multi-Purpose Service Agency, Inc., whose activities consist principally of selling mortgage redemption insurance to the Bank's customers. Significant intercompany balances and transactions have been eliminated in consolidation.

Investment Securities:  All securities are designated as available-for-sale, a
---------------------
designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of equity.

Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

Stock in Federal Home Loan Bank of Des Moines:  Stock in the FHLB is stated at
---------------------------------------------
cost and the amount of stock held is determined by regulation. No ready market exists for such stock and it has no quoted market value.

Loans Held for Sale:  Mortgage loans originated and held for sale in the
-------------------
secondary market are carried at the lower of cost or market value determined on an aggregate basis. Gains and losses, if any, on the sale of these loans are determined using the specific identification method.

Loans Receivable:  Loans receivable are carried at unpaid principal balances,
----------------
less the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

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

Allowance for Loan Losses:  The allowance for loan losses is maintained at a
-------------------------
level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Management applies its normal loan review procedures in determining when a loan is impaired. All nonaccrual loans are considered impaired, except those classified as small-balance homogeneous loans which are collectively evaluated for impairment. The Company considers all one- to four-family residential mortgage loans, residential construction loans, and all consumer and other loans to be smaller homogeneous loans. Impaired loans are assessed individually and impairment identified when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flow, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible. Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Loan Servicing:  Effective May 1, 1996, the Company adopted Statement of
--------------
Financial Accounting Standard ("SFAS") No. 122, Accounting for Mortgage Servicing Rights (an amendment to SFAS No. 65). SFAS No. 122 was subsequently superseded by SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Both statements generally require entities that sell or securitize loans and retain mortgage servicing rights to allocate the total cost of the mortgage loan to the mortgage servicing right and the loan based on their relative fair value. The gain on sale of the loan is increased by the amount of the servicing asset recorded. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and evaluated for impairment based on fair value.

Premises and Equipment:  Premises and equipment have been stated at cost less
----------------------
accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to fifty years.

Foreclosed Real Estate:  Real estate acquired in settlement of loans is carried
----------------------
at the lower of the balance of the related loan at the time of foreclosure or fair value less the estimated costs to sell the asset. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair market value.

Income Taxes:  Deferred tax assets and liabilities are recognized for the future
------------
tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Statements of Cash Flows:  For purposes of the cash flows, cash and amounts due
------------------------
from depository institutions and interest-bearing deposits in other banks with a maturity of three months or less at date of purchase are considered cash equivalents.

Risk and Uncertainties:  The Company is a community-oriented financial
----------------------
institution which provides traditional financial services within the areas it serves. The Company is engaged primarily in the business of attracting deposits from the general public using these funds to originate one- to four-family residential mortgage loans located primarily in Fulton, Missouri, Callaway County, and its contiguous counties. The Company's principal market area consists of rural communities and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in that area. This geographic concentration is considered in management's establishment of the allowance for loan losses.

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

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

Net Income Per Share:  Basic income per share is based upon the weighted average
--------------------
number of common shares outstanding during the periods presented. Diluted income per share include the effects of all dilutive potential common shares outstanding during each period. Income per share for all periods presented conform to SFAS No. 128.

New Accounting Standards:  The Company has adopted SFAS No. 130, Reporting of
------------------------
Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information for the year ended June 30, 1999. SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in the consolidated financial statements. The Company has displayed the accumulated balance of other comprehensive income separately in the equity section of the consolidated financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, entities are required to carry all derivative instruments in the statement of financial position at fair value.

The FASB has deferred implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect the statement to have a significant effect on the consolidated financial statements.

Reclassification:  Certain amounts in the prior periods consolidated financial
----------------
statements have been reclassified to conform with the current year presentation.

NOTE B--INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

                                                             Amortized      Gross Unrealized       Fair
                                                                            ----------------
                                                               Cost         Gains     Losses       Value
                                                         ---------------------------------------------------
June 30, 1999:
  U.S. Government obligations maturing in over
    one year but within five years                          $1,449,495     $  ---   $(28,621)  $1,420,874
  State and municipal securities maturing in over
    one year but within five years                             199,181      2,147        ---      201,328
                                                            ----------     ------   --------   ----------
      Total investment securities maturing in over
        one year but within five years                       1,648,676      2,147    (28,621)   1,622,202
  State and municipal securities maturing in over
    five years but within 10 years                              99,516      1,147        ---      100,663
                                                            ----------     ------   --------   ----------
      Total investment securities, available-for-sale       $1,748,192     $3,294   $(28,621)  $1,722,865
                                                            ==========     ======   ========   ==========

June 30, 1998:
  U.S. Government obligations maturing within
    one year                                                $  948,689     $1,587   $    ---   $  950,276
                                                            ==========     ======   ========   ==========

Actual maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with call or prepayment penalties.

No investment securities were pledged to secure deposits at June 30, 1999. At June 30, 1998, investment securities with a carrying value of $582,000 and a fair value of $582,486 were pledged to secure deposits.

NOTE C--LOANS RECEIVABLE

Loans receivable consist of the following at June 30:

                                                    1999         1998
                                                -------------------------
Mortgage loans:
  One- to four-family residences                $ 61,527,280  $54,664,341
  Multi-family                                     6,197,638    6,038,504
  Commercial                                      12,386,969   12,011,013
  Construction                                    17,697,572   11,319,713
  Land                                             5,055,513    4,402,215
                                                ------------  -----------
                                                 102,864,972   88,435,786
  Less undisbursed portion of mortgage loans      11,408,642    8,196,732
                                                ------------  -----------
                                                  91,456,330   80,239,054


                                          1999           1998
                                      --------------------------
Consumer and other loans:
  Consumer                               5,392,437     5,180,374
  Automobile                             1,775,892     1,746,597
  Savings                                  310,923       343,471
  Commercial                               576,716       427,152
  Equity line of credit                    387,489       422,706
  Education                                490,578       650,490
  Other                                      5,315         3,730
                                      ------------   -----------
                                         8,939,350     8,774,520
                                      ------------   -----------
                                       100,395,680    89,013,574
Net deferred loan-origination fees          80,216        61,237
Allowance for loan losses               (1,171,116)     (970,584)
                                      ------------   -----------
Loans receivable, net                 $ 99,304,780   $88,104,227
                                      ============   ===========

In the normal course of business, the Company has made loans to its directors and officers. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors and officers total approximately $131,800 and $241,800 at June 30, 1999 and 1998, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $98,895,447 and $104,078,886 at June 30, 1999 and 1998, respectively.

Advances from borrowers for property taxes and insurance maintained in connection with the foregoing loan servicing were $759,222 and $642,061 at June 30, 1999 and 1998, respectively.

Mortgage servicing rights of $332,190 and $475,730 were capitalized during the years ended June 30, 1999 and 1998, respectively. Amortization of mortgage servicing rights totaled $94,550 and $45,314 for the years ended June 30, 1999 and 1998, respectively. The unamortized balance of $583,842 and $472,094 approximated the fair value of such rights at June 30, 1999 and 1998, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.

The Company had loans serviced by others amounting to $3,304,357 and $2,103,342 at June 30, 1999 and 1998, respectively.

Activity in the allowance for loan losses is as follows:

Year ended June 30
                                       1999        1998       1997
                                   --------------------------------
Balance, beginning of year         $  970,584   $919,315   $799,861
Provision for loan losses             210,000     70,000    120,000
Charge-offs                           (13,393)   (18,840)   (16,207)
Recoveries                              3,925        109     15,661
                                   ----------   --------   --------
          BALANCE, END OF YEAR     $1,171,116   $970,584   $919,315
                                   ==========   ========   ========

The recorded investment in impaired loans, for which there is no need for a valuation allowance based upon the measure of the loan's fair value of the underlying collateral at June 30, 1999 and 1998, was $9,000 and $-0-, respectively. The average recorded investment in impaired loans during the year ended June 30, 1999 and 1998, was $7,272 and $91,732, respectively. The related interest income that would have been recorded had the loans been current in accordance with their original terms amounted to approximately $10,000 and $6,000 at June 30, 1999 and 1998, respectively. The amount of interest included in interest income on such loans for the year ended June 30, 1999 and 1998, amounted to approximately $8,000 and $4,000, respectively.

The allowance for losses on foreclosed real estate was $40,000 at June 30, 1999 and 1998.

NOTE D--ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consist of the following at June 30:


                                                      1999          1998
                                                  ------------------------

Loans                                             $  717,051    $  662,982
Investments securities                                23,139        15,328
                                                  ----------    ----------
                                                  $  740,190    $  678,310
                                                  ==========    ==========

NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consist of the following at June 30:

                                                      1999          1998
                                                  ------------------------

Land                                              $   129,705   $  129,705
Building and improvements                           1,217,224    1,217,224
Furniture and equipment                             1,412,315    1,320,642
                                                  -----------   ----------
                                                    2,759,244    2,667,571
Less accumulated depreciation and amortization      1,383,456    1,248,158
                                                  -----------   ----------
                                                  $ 1,375,788   $1,419,413
                                                  ===========   ==========

NOTE F--DEPOSITS

Deposit account balances are summarized as follows at June 30:

                           Weighted
                         Average Rate
                         At June 30,        1999                    1998
                                      ------------------    ------------------
                            1999        Amount        %          Amount   %
                         ---------    ----------------------------------------
Noninterest-bearing         --- %     $ 2,261,046    3.1%   $ 1,880,089   2.7%
NOW                        2.40         5,768,145    7.9      4,963,807   7.2
Money Market               3.30         3,408,708    4.7      2,640,176   3.8
Passbook savings           3.00         6,747,257    9.3      6,287,701   9.1
                                      -----------   ----    -----------  ----
                                       18,185,156   25.0     15,771,773  22.8

                                    Weighted
                                  Average Rate                      1999                         1998
                                   At June 30,             ----------------------      ------------------------
                                      1999                      Amount        %           Amount          %
                                 ----------------          ----------------------      -------------------------
Certificates of deposit:
 3.00 to 3.99%                         3.43                     32,705        0.1              7,036       ---
 4.00 to 4.99%                         4.76                 18,499,455       25.5             92,616       0.1
 5.00 to 5.99%                         5.52                 24,067,133       33.1         36,754,829      53.2
 6.00 to 6.99%                         6.17                 11,505,633       15.8         15,623,561      22.6
 7.00 to 7.99%                         7.05                    335,304        0.5            899,920       1.3
 8.00 to 8.99%                         8.00                     14,107        ---             14,107       ---
                                                           -----------      -----        -----------     -----
                                       5.41                 54,454,337       75.0         53,392,069      77.2
                                                           -----------      -----        -----------     -----
                                                           $72,639,493      100.0%       $69,163,842     100.0%
                                                           ===========      =====        ===========     =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $6,302,700 and $6,124,800 at June 30, 1999 and 1998,
respectively.  Deposits over $100,000 are not federally insured.

The Company held deposits of approximately $1,544,800 and $1,628,700 for its directors and officers at June 30, 1999 and 1998, respectively.

At June 30, 1999, contractual maturities of certificates of deposit are as follows:

Stated                                                           Year ended June 30
Interest Rate                            2000         2001        2002        2003       2004       After
---------------                      --------------------------------------------------------------------
3.00 to 3.99%                        $    32,705  $       ---  $      ---  $      ---   $    ---  $   ---
4.00 to 4.99%                         15,772,778    2,632,204      94,473         ---        ---      ---
5.00 to 5.99%                         13,836,965    5,574,498   2,402,937   1,545,864    706,869      ---
6.00 to 6.99%                          6,283,730    2,796,258   1,289,871   1,064,772     26,002   45,000
7.00 to 7.99%                            335,304          ---         ---         ---        ---      ---
8.00 to 8.99%                                ---          ---         ---      14,107        ---      ---
                                     -----------  -----------  ----------  ----------   --------  -------
                                     $36,261,482  $11,002,960  $3,787,281  $2,624,743   $732,871  $45,000
                                     ===========  ===========  ==========  ==========   ========  =======


Interest expense on deposits are as follows:

                                                                    Year ended June 30
                                                             1999        1998        1997
                                                          ----------  ----------  ----------
NOW, Money Market and
 Passbook savings accounts                                $  416,420  $  403,971  $  449,175
Certificate accounts                                       3,054,834   3,068,967   3,056,011
                                                          ----------  ----------  ----------
                                                          $3,471,254  $3,472,938  $3,505,186
                                                          ==========  ==========  ==========

NOTE G--INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                               Year ended June 30
                                           1999       1998       1997
                                        ---------   --------   --------
Current                                 $ 798,000   $740,400   $479,500
Deferred (benefit)                       (151,400)   (83,400)    (8,500)
                                        ---------   --------   --------
                                        $ 646,600   $657,000   $471,000
                                        =========   ========   ========

In addition, the Company recorded deferred income tax (benefit) to equity relating to unrealized gains and losses on investment securities available-for-sale of $(9,993), $350, and $(7,719) for the years ended June 30, 1999, 1998 and 1997, respectively.

The provision for income taxes as shown on the consolidated statements of income differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:

                                                     Year ended June 30
                                         1999              1998             1997
                                    --------------------------------------------------
Income tax expense at
 statutory rates                    $557,618   34.0%  $610,702   34.0%  $439,618  34.0%
Increase (decrease) resulting
 from:
  State income taxes, net
   of federal benefit                 63,716    3.9     51,874    2.9     31,020   2.4
  Non-deductible merger expenses      28,208    1.7        ---    ---        ---   ---
  Other, net                          (2,942)   (.2)    (5,576)   (.3)       362   ---
                                    --------   ----   --------   ----   --------  ----
                                    $646,600   39.4%  $657,000   36.6%  $471,000  36.4%
                                    ========   ====   ========   ====   ========  ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities included in other assets at June 30 are as follows:

                                                        1999        1998
                                                     ---------   ---------
Deferred tax assets
 Allowance for loan losses                           $ 399,830   $ 315,430
 Accrued compensation and benefits                     309,654     211,720
 Unrealized loss on available-for-sale securities        9,403         ---
Deferred tax liabilities
 Depreciation                                         (137,049)   (131,450)
 FHLB stock dividend                                   (76,029)    (76,040)
 Unrealized gain on available-for-sale securities          ---        (590)
 Gain on sale of loans                                (200,564)   (175,260)
                                                     ---------   ---------
                    NET DEFERRED TAX ASSET           $ 305,245   $ 143,810
                                                     =========   =========

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

Prior to the enactment of the Act, the Bank accumulated approximately $1,900,000 of retained earnings for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. If any of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to income tax at the current corporate rates.

NOTE H--ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Advances from FHLB, consist of the following at June 30:

                                                            1999         1998
                                                         ------------------------
5.81% due on or before November 19, 1998                 $       ---  $ 1,000,000
5.96% due on or before October 16, 1998                          ---    1,000,000
5.95% due on or before November 19, 1999                   1,000,000    1,000,000
6.00% due on or before November 17, 2000                   1,000,000    1,000,000
6.10% due on or before November 19, 2002                   1,000,000    1,000,000
6.79% due on or before August 15, 2012                       924,953      967,040
6.61% due on or before September 19, 2012                    927,560      969,975
6.35% due on or before October 3, 2012                       929,793      972,803
6.31% due on or before November 19, 2012                   1,866,547    1,952,373
5.98% due on or before January 8, 2013                     2,817,153    2,947,816
5.99% due on or before August 9, 2013                        964,801          ---
5.79% due on or before August 28, 2013                     3,856,899          ---
5.39% due on or before October 21, 2013                    2,911,719          ---
                                                         -----------  -----------
                                                         $18,199,425  $12,810,007
                                                         ===========  ===========

Scheduled maturities of FHLB advances are as follows:

                         Year ending
                           June 30                           Amount
                         ----------------------------------------------
                                2000                       $1,730,442
                                2001                        1,775,308
                                2002                          822,943
                                2003                       $1,873,519
                                2004                          927,218
                          Thereafter                       11,069,995
                                                          -----------
                                                          $18,199,425
                                                          ===========

The Company has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts. The Company must hold an unencumbered portfolio of eligible one- to four-family residential mortgages with a book value of not less than 150% of the indebtedness.

NOTE I--REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to insure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and tier I capital to risk-weighted assets, and tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Based on its regulatory capital ratios at June 30, 1999, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, tier I risk-based, and tier I leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                    For Capital
                                                   Actual                        Adequacy Purposes
                                            ----------------------    ------------------------------------------
                                              Amount        Ratio             Amount                   Ratio
                                            --------------------------------------------------------------------
As of June 30, 1999
   Total Risk-Based Capital                                           (greater than              (greater than
    (to Risk Weighted Assets)               $20,933,345     30.80%     or equal to)$5,437,902    or equal to)8.0%
   Tier 1 Capital                                                     (greater than              (greater than
     (to Risk Weighted Assets)               20,079,704     29.54%     or equal to) 2,718,951    or equal to)4.0%
   Tier 1 Capital                                                     (greater than              (greater than
     (to Adjusted Assets)                    20,079,704     16.96%     or equal to) 3,552,540    or equal to)3.0%
   Tangible Capital                                                   (greater than              (greater than
     (to Adjusted Assets)                    20,079,704     16.96%     or equal to) 1,776,270    or equal to)1.5%
As of June 30, 1998
   Total Risk-Based Capital                                           (greater than              (greater than
    (to Risk Weighted Assets)                19,381,304     30.44%     or equal to) 5,094,366    or equal to)8.0%
   Tier 1 Capital                                                     (greater than              (greater than
     (to Risk Weighted Assets)               18,583,154     29.18%     or equal to) 2,547,183    or equal to)4.0%
   Tier 1 Capital                                                     (greater than              (greater than
     (to Adjusted Assets)                    18,583,154     16.89%     or equal to) 3,299,938    or equal to)3.0%
   Tangible Capital                                                   (greater than              (greater than
     (to Adjusted Assets)                    18,583,154     16.89%     or equal to) 1,649,969    or equal to)1.5%

                                                     To Be Well
                                                  Capitalized Under
                                                  Prompt Corrective
                                                  Action Provisions
                                     ----------------------------------------------
                                           Amount                       Ratio
                                     ----------------------------------------------
As of June 30, 1999
   Total Risk-Based Capital          (greater than                 (greater than
    (to Risk Weighted Assets)         or equal to)$6,797,378       or equal to)10.0%
   Tier 1 Capital                    (greater than                 (greater than
     (to Risk Weighted Assets)        or equal to) 4,078,427       or equal to) 6.0%
   Tier 1 Capital                    (greater than                 (greater than
     (to Adjusted Assets)             or equal to) 5,920,900       or equal to) 5.0%
   Tangible Capital                  (greater than                 (greater than
     (to Adjusted Assets)             or equal to)       N/A       or equal to) N/A
As of June 30, 1998
   Total Risk-Based Capital
    (to Risk Weighted Assets)        (greater than                 (greater than
   Tier 1 Capital                     or equal to) 6,367,958       or equal to)10.0%
     (to Risk Weighted Assets)       (greater than                 (greater than
   Tier 1 Capital                     or equal to) 3,820,775       or equal to) 6.0%
     (to Adjusted Assets)            (greater than                 (greater than
   Tangible Capital                   or equal to) 5,499,897       or equal to) 5.0%
     (to Adjusted Assets)            (greater than                 (greater than
                                      or equal to)       N/A       or equal to)  N/A

NOTE J--EMPLOYEE BENEFITS

The Company has a 401(k) salary reduction plan that covers all employees meeting specific age and length of service requirements. Under the plan, the Company matches up to 3 percent of participating employees' salaries. Pension costs recognized under the plan totaled $20,945, $20,982 and $19,215 for the years ended June 30, 1999, 1998 and 1997, respectively.

In connection with the conversion from mutual to stock form, the Company established an employee stock ownership plan for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

The ESOP borrowed $1,375,400 from the Company to fund the purchase of 137,540 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the ESOP common stock and is to be repaid in equal quarterly installments of principal and interest payable through September 2006 at 8.25% interest. The intercompany ESOP note and related interest were eliminated in consolidation.

The Company makes quarterly contributions to the ESOP which are equal to the debt service less dividends on unallocated ESOP shares used to repay the loan. Dividends on allocated shares will be paid to participants of the ESOP. Shares are released from collateral and allocated to participating employees based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service.

Effective with the date of the stock conversion, the Company adopted Statement of Position ("SOP") 93-6. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the years ended June 30, 1999, 1998 and 1997 was $194,892, $263,733 and $242,004 respectively. The fair value of unreleased shares based on market price of the Company's stock was $1,787,604, and $2,082,567 at June 30, 1999 and 1998, respectively.

The number of ESOP shares at June 30, 1999, are summarized as follows:

Shares distributed to terminated participants                208
Allocated shares                                          30,910
Shares released for allocation                             6,915
Unreleased shares                                         99,507
                                                         -------

                                                         137,540
                                                         =======

The Board of Directors has approved the adoption of a MRDP. Under the MRDP, Common stock aggregating 68,761 shares may be awarded to certain officers and directors of the Company and the Bank. All shares were awarded at June 30, 1999 and 1998. The awards will not require any payment by the recipients and will vest over five years beginning one year after shareholder approval of the MRDP (October 23, 1997). The Company purchased 22,600 shares of treasury stock and issued 46,161 additional shares from authorized shares in August, 1998 to fully fund the plan. At June 30, 1999, the Company had 1,650 shares forfeited by terminated employees which had not been reallocated.

Deferred compensation, representing the shares market value at the date of award has been recorded as a reduction of stockholders' equity and is being amortized over a five year vesting period using an accelerated method. The unamortized balance was $536,821 and $1,006,062 at June 30, 1999 and 1998 respectively. The Company recognized $469,241 and $524,070 as salaries and benefits expense relating to this plan for the years ended June 30, 1999 and 1998, respectively.

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

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS No. 123 has been applied, while continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. If the Company's compensation expense for the incentive and nonstatutory stock options had been determined based upon the fair value of the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced by approximately $172,000 or $0.11 per share and $119,000 or $0.07 per share, for the year ended June 30, 1999 and 1998, respectively.

Following is a summary of the fair values of options granted using the Black-Scholes option-pricing model:

                                                             1999       1998
                                                           -------------------
Fair value at grant date                                     $ 8.09    $  8.09
Assumptions:
   Dividend yield                                              0.52%      0.52%
   Volatility                                                 30.98%     30.98%
   Risk-free interest rate                                     5.37%      5.37%
   Expected life                                            10 years   10 years

Pro forma net earnings reflect only options granted and vested in fiscal 1999 and 1998. Therefore, the full impact of calculating compensation expense for stock options under SFAS is not reflected in the pro forma net earnings amount presented above because compensation expense is reflected over the options' vesting period.


NOTE K--INCOME PER SHARE

The shares used in calculation of basic and diluted income per share are as follows:

                                                    Year ended June 30
                                                1999       1998       1997
                                              ---------  ---------  ---------
Weighted average common shares outstanding    1,526,725  1,591,224  1,584,902
Stock options and MRDP                           22,540     28,065        ---
                                              ---------  ---------  ---------
                                              1,549,265  1,619,289  1,584,902
                                              =========  =========  =========

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

NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - Cont'd

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

The Company had the following outstanding commitments at June 30, 1999:

Undisbursed portion of mortgage loans                                                              $11,409,230
Undisbursed equity line of credit                                                                    1,653,799
Commitments to originate mortgage loans with variable or pending interest rates                      1,221,500
Commitments to originate mortgage loans with fixed interest rates ranging
 from 6.625% to 8.50%                                                                                2,071,075
                                                                                                   -----------
                                                                                         TOTAL     $16,355,604
                                                                                                   ===========

At June 30, 1999, the Company had amounts on deposit at banks and federal agencies in excess of federally insured limits of approximately $12,984,000.


NOTE M--COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company from time to time becomes a defendant in certain claims and legal actions arising in the ordinary course of business. At June 30, 1999 there were no such claims and legal actions.


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


NOTE O--CONVERSION TO STOCK OWNERSHIP

On January 9, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On October 17, 1996, the Company sold 1,719,250 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $643,370 were $16,549,130 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $8,274,565 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. At June 30, 1999, no shares of preferred stock had been issued.

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


NOTE P--PLAN OF MERGER

The Company has entered into a plan of merger ("plan"), dated as of May 18, 1999, with Central Bancompany, Inc. ("Central"). The plan was subsequently ratified by the shareholders on September 14, 1999. The plan is still subject to regulatory approval.

Under the plan, the Company will merge with a subsidiary of Central, with the Company being the surviving corporation. The Company will then merge into Central, with Central being the surviving corporation. Immediately after the merger the Bank will merge with The Central Trust Bank, with The Central Trust Bank being the surviving institution. As a result of this transaction, the Company and the Bank will cease to exist. Under the merger agreement, each outstanding share of common stock will automatically become exchangeable for $19.15 in cash.

As a result of the merger, the unvested restricted MRDP shares of the Company's common stock will become vested and each share will be converted into the right to receive $19.15 cash. The ESOP will be terminated by action of the Board of Directors of the Company and the allocated and unallocated shares of common stock will be converted into the right to receive $19.15 cash. The proceeds from the unallocated shares will first be used to repay the full amount of the outstanding ESOP indebtedness and any surplus cash remaining shall be allocated as investment earnings to the participants to the extent permitted by applicable law.

Through June 30, 1999, the Company has incurred $82,964 of cost associated with the merger which are included in noninterest expenses. The Company anticipates that the total expenses associated with the merger will amount to approximately $353,000.


NOTE Q--FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No, 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair value for financial instruments held by the Company. Fair value estimates of the Company's financial instruments as of June 30, 1999 and 1998, including methods and assumptions utilized, are set forth below.

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

Loans receivable: The fair value of first mortgage loans is estimated by using discounted cash flow analyses, using interest rates currently offered by the Company for loans with similar terms to borrowers of similar credit quality. The majority of real estate loans are residential. First mortgage loans are segregated by fixed and adjustable interest terms. The fair value of consumer loans is calculated by using the discounted cash flow based upon the current market for like instruments. Fair values for impaired loans are estimated using discounted cash flow analyses.

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

Advances from FHLB: The fair value is estimated by discounting the future cash flows using the rates currently offered by the FHLB for advances of similar maturities.

Advances from borrowers for taxes and insurance: The carrying value approximates fair value.

Accrued interest payable:  The carrying value approximates fair value.

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

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The valuation techniques employed above involve uncertainties and are affected by assumptions used and judgments regarding prepayments, credit risk, discount rates, cash flows and other factors. Changes in assumptions could significantly affect the reported fair value.

In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage servicing portfolio that contributes net fee income annually. The mortgage servicing portfolio is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Also, the fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The amounts at June 30, 1999 and 1998 (dollars in thousands) are as follows:


                                                                   1999                  1998
                                                            -------------------   ------------------
                                                            Carrying     Fair      Carrying   Fair
                                                             Amount      Value      Amount    Value
                                                            -------------------   ------------------
ASSETS
  Cash and due from depository institutions                 $13,290     $13,290    $13,778   $13,778
  Investment securities                                       1,723       1,723        950       950
  Stock in FHLB                                                 986         986        643       643
  Loans held-for-sale, net                                      ---         ---      3,649     3,649
  Loans receivable, net                                      99,305      99,875     88,104    88,392
  Accrued interest receivable                                   740         740        678       678

                                                                   1999                 1998
                                                            ------------------    -----------------
                                                            Carrying     Fair     Carrying   Fair
                                                             Amount      Value     Amount    Value
                                                            ------------------    -----------------
LIABILITIES
  Transaction accounts                                      18,185      18,185     15,772    15,772
  Certificates of deposit                                   54,454      54,771     53,392    53,509
  Advances from FHLB                                        18,199      17,291     12,810    12,890
  Advances from borrowers for property taxes
   and insurance                                             1,136       1,136        985       985
  Amounts collected for others on loans sold                   681         681        499       499
  Accrued interest payable                                      84          84         84        84

NOTE R--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Fulton Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEET

                                                               June 30
                                                         1999           1998
                                                      -------------------------
ASSETS

Cash and cash equivalents                             $ 4,023,411   $ 6,224,861
ESOP note receivable                                    1,094,975     1,202,372
Other assets                                              435,745       359,217
Investment in subsidiary                               20,063,779    18,584,145
                                                      -----------   -----------

                                        TOTAL ASSETS  $25,617,910   $26,370,595
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities                                   $     3,504   $    26,854
Accrued MRDP                                                  ---       848,374
Stockholders' equity                                   25,614,406    25,495,367
                                                      -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $25,617,910   $26,370,595
                                                      ===========   ===========

CONDENSED STATEMENT OF INCOME

                                                                                        Inception
                                                                                      Oct. 17, 1996
                                                               Year ended June 30      to June 30,
                                                               1999          1998          1997
                                                            ---------------------------------------
Interest income                                             $   361,021   $   465,280   $   345,894
Expenses                                                        733,828       694,694       106,334
                                                            -----------   -----------   -----------
                          INCOME (LOSS) BEFORE EQUITY IN
                    UNDISTRIBUTED EARNINGS OF SUBSIDIARY       (372,807)     (229,414)      239,560
Equity in undistributed earnings of subsidiary                1,267,662     1,281,596       694,526
                                                            -----------   -----------   -----------
                              INCOME BEFORE INCOME TAXES        894,855     1,052,182       934,086
                                                            -----------   -----------   -----------
Income taxes (benefit)                                          (98,600)      (87,000)       91,000
                                                            -----------   -----------   -----------
                                              NET INCOME    $   993,455   $ 1,139,182   $   843,086
                                                            ===========   ===========   ===========

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FULTON BANCORP, INC.


Date: September 24, 1999         By: /s/ Kermit D.  Gohring
                                     ------------------------------------------
                                     Kermit D. Gohring
                                     President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                              DATE
----------                         -----                              ----
/s/ Kermit D. Gohring              President, Chief                   September 24, 1999
----------------------------
Kermit D. Gohring                    Executive Officer and
                                     Director (Principal
                                     Executive Officer)

/s/ Richard W. Gohring             Vice President and Director        September 24, 1999
----------------------------
Richard W. Gohring                   (Principal Financial
                                     Officer)

/s/ Bonnie K. Smith                Secretary-Treasurer and            September 24, 1999
----------------------------
Bonnie K. Smith                      Director (Principal
                                     Accounting Officer)

/s/ Clifford E. Hamilton           Director                           September 24, 1999
----------------------------
Clifford E. Hamilton

/s/ Billy Conner                   Director                           September 24, 1999
----------------------------
Billy Conner

/s/ David West                     Director                           September 24, 1999
----------------------------
David West

/s/ Dennis Adrian                  Director                           September 24, 1999
----------------------------
Dennis Adrian