Form 10QSB
period 1999-09-30
FULTON BANCORP INC
filed 1999-11-02
CIK 1017952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------
                                  FORM 10-QSB
                                  -----------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURTITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1999
                                ------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number     0-21273
                       ------------

                                         Fulton Bancorp, Inc.
                                   ------------------------------------
                                   (Exact name of small business
                                   issuer as specified in its charter)

            Delaware                                        43-1754577
--------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    410 Market Street, Fulton, MO                             65251
----------------------------------------                    ----------
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

                       Yes  X           No _____
                           -----

As of November 3, 1999, there were 1,653,949 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                   Yes _____             No     X
                                              -----

                      FULTON BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                              September 30, 1999

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

                      FULTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                   September 30,           June 30,
                                                                                       1999                  1999
                                                                                   -------------         ------------
                                                                                         (Dollars in thousands)
ASSETS
Cash, including interest-bearing accounts of $8,952,000
   and $12,694,000, respectively                                                   $       9,602         $     13,290
Investment securities, available-for-sale                                                  1,710                1,723
Stock in Federal Home Loan Bank of Des Moines                                                985                  985
Loans held for sale                                                                           --                   --
Loans receivable, net of allowance for loan losses of
   $1,259,000 and $1,171,000, respectively                                               101,591               99,305
Accrued interest receivable                                                                  723                  740
Premises and equipment                                                                     1,342                1,376
Foreclosed real estate                                                                       158                  158
Loan servicing assets                                                                        541                  584
Other assets                                                                                 485                  490
                                                                                   -------------         ------------
                TOTAL ASSETS                                                       $     117,137         $    118,651
                                                                                   =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits                                                                        $      70,564         $     72,639
   Advances from Federal Home Loan Bank of Des Moines                                     18,021               18,199
   Advances from borrowers for property taxes and insurance                                1,443                1,136
   Amounts collected for others on loans sold                                                737                  681
   Accrued interest payable                                                                  103                   84
   Other liabilities                                                                         437                  297
                                                                                   -------------         ------------
              TOTAL LIABILITIES                                                           91,305               93,036
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value per share, 1,000,000 shares
      authorized, none issued                                                                 --                   --
   Common stock, $0.01 par value per share, 6,000,000 shares
      authorized, 1,765,411 and 1,719,250 issued, respectively                                18                   18
   Additional paid-in capital                                                             17,910               17,882
   Treasury stock at cost, 111,462 shares                                                 (1,899)              (1,899)
   Retained earnings - substantially restricted                                           11,226               11,162
   Unearned Employee Stock Ownership Plan ("ESOP") shares                                   (960)                (995)
   Deferred Management Recognition and Development Plan ("MRDP")                            (439)                (537)
   Accumulated other comprehensive income                                                    (24)                 (16)
                                                                                   -------------         ------------
             TOTAL STOCKHOLDERS' EQUITY                                                   25,832               25,615
                                                                                   -------------         ------------
             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                              $     117,137         $    118,651
                                                                                   =============         ============

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                                Three Months Ended
                                                                   September 30,
                                                             1999                1998
                                                      ----------------     ----------------
                                                               (Dollars in thousands,
                                                             except per share amounts)
Interest Income
 Mortgage loans                                                 $1,883               $1,742
 Consumer and other loans                                          208                  214
 Investment securities                                              41                   30
 Interest-earning deposits                                         117                  186
                                                      ----------------     ----------------
  TOTAL INTEREST INCOME                                          2,249                2,172
Interest Expense
 Deposits                                                          830                  884
 Advances from Federal Home Loan Bank
  of Des Moines                                                    277                  231
                                                      ----------------     ----------------
  TOTAL INTEREST EXPENSE                                         1,107                1,115
                                                      ----------------     ----------------
   NET INTEREST INCOME                                           1,142                1,057
Provision for loan losses                                           90                   30
                                                      ----------------     ----------------
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                    1,052                1,027
Non-interest Income
 Loan servicing fees                                                65                   69
 Gain (loss) on sales of loans                                     (10)                  78
 Service charges and other fees                                     24                   25
 Income (loss) from foreclosed assets                                2                   --
 Other                                                               1                    1
                                                      ----------------     ----------------
  TOTAL NON-INTEREST INCOME                                         82                  173
Non-interest Expense
 Employee salaries and benefits                                    426                  456
 Occupancy costs                                                    68                   64
 Advertising                                                         6                   11
 Data processing                                                    55                   42
 Federal insurance premiums                                         11                   12
 Directors' fees                                                    32                   23
 Other                                                             192                  100
                                                      ----------------     ----------------
  TOTAL NON-INTEREST EXPENSE                                       790                  708
                                                      ----------------     ----------------
   INCOME BEFORE INCOME TAXES                                      344                  492
Income Taxes                                                       156                  182
                                                      ----------------     ----------------
   NET INCOME                                                   $  188               $  310
                                                      ================     ================

Basic Earnings Per Share                                        $ 0.13               $ 0.20
                                                      ================     ================

Diluted Earnings Per Share                                      $ 0.12               $ 0.19
                                                      ================     ================

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                      September 30,
                                                                                  1999                 1998
                                                                                  ----                 ----
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   188              $   310
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                  34                   36
      Provision for loan losses                                                      90                   30
      Proceeds from sales of loans held for sale                                  4,773                6,722
      Origination of loans held for sale                                         (4,773)              (7,321)
      Loss (gain) on sales of loans held for sale                                    14                  (77)
      Amortization of servicing asset                                                26                   32
      ESOP shares released                                                           64                   62
      MRDP compensation expense                                                      98                  175
      Change to assets and liabilities increasing (decreasing) cash flows
          Accrued interest receivable                                                17                  (70)
          Other assets                                                                5                   (4)
          Accrued interest payable                                                   19                   14
          Other liabilities                                                         140                  180
                                                                                -------              -------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      695                   89
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities
   available-for-sale                                                                --                  500
Purchase of securities available-for-sale                                            --                 (598)
Loans originated, net of repayments                                              (2,369)              (5,656)
Purchase of premises and equipment                                                   --                   (6)
Purchase of Federal Home Loan Bank stock                                             --                 (246)
                                                                                -------              -------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (2,369)              (6,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                              (2,075)               1,410
Advances from Federal Home Loan Bank of Des Moines:
   Borrowings                                                                        --                5,000
   Repayments                                                                      (178)                (102)
Net increase (decrease) in advances for taxes and insurance                         307                  401
Net increase (decrease) in amounts collected for others on loans sold                56                  407
Purchase of treasury shares                                                          --                 (256)
Dividends paid                                                                     (124)                (132)
                                                                                -------              -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     (2,014)               6,728
                                                                                -------              -------
               NET INCREASE (DECREASE) IN CASH                                   (3,688)                 811
Cash, beginning of period                                                        13,290               13,778
                                                                                -------              -------
               CASH, END OF PERIOD                                              $ 9,602              $14,589
                                                                                =======              =======

See accompanying notes to Consolidated Financial Statements.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- Basis of Presentation
-------------------------------

The consolidated interim financial statements as of September 30, 1999, included in this report have been prepared by Fulton Bancorp, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1999, interim financial statements. The results of operations for the period ended September 30, 1999, are not necessarily indicative of operating results for the full year.

NOTE B -- Earnings Per Share
----------------------------

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of EPS calculations for the three month periods ended September 30, 1999 and 1998, is as follows:

                                                        Three Months Ended
                                                           September 30,
                                                         1999         1998
                                                      ---------    ---------
                                             (In thousands, except per share amounts)
Basic earnings per share:
 Income available to common shareholders                $  188       $  310
                                                        ======       ======
 Average common shares outstanding                       1,501        1,582
                                                        ======       ======
Basic earnings per share                                $ 0.13       $ 0.20
                                                        ======       ======
Diluted earnings per share:
 Income available to common shareholders                $  188       $  310
                                                        ======       ======
 Average common shares outstanding                       1,501        1,582
 Dilutive potential common shares outstanding
  due to common stock options and grants                    34           23
                                                        ------       ------
 Average number of common shares and
  dilutive potential common shares outstanding           1,535        1,605
                                                        ======       ======
 Diluted earnings per share                             $ 0.12       $ 0.19
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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense was $56,000 for the three months ended September 30, 1999.

                      FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


A summary of ESOP shares at September 30, 1999, is as follows:

Shares distributed to terminated participants                         208
Shares allocated                                                   30,910
Shares released for allocation                                     10,373
Unreleased shares                                                  96,049
                                                                  -------
                 TOTAL                                            137,540
                                                                  =======

Fair value of unreleased shares                                $1,776,907
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

The MRDP is a fixed award of 68,761 shares of restricted stock which vests over a five year period. The Company selected an amortization method which recognizes a higher percentage of compensation cost in the earlier years than in the later years of the service period. Compensation cost approximated 34% of the cost of the MRDP awards in the first year and 31% the second year, and will approximate 18% the third, and 17% in the remaining two years.

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



NOTE E - Reclassifications
--------------------------

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE F - Comprehensive Income
-----------------------------

On July 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three month periods ended September 30, 1999 and 1998, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were the Company's only other comprehensive income component.

Comprehensive income for the three month periods ended September 30, 1999 and 1998 is summarized as follows:

                                               Three Months Ended
                                                  September 30,
                                                 1999    1998
                                               -------  ------
                                             (Dollars in thousands)

Net income                                     $  188   $  310
Other comprehensive income:
 Net unrealized holding gains (losses)
  on investments in debt and equity
  securities available-for-sale                    (8)       2
 Adjustment for net securities (gains)
  losses realized in net income, net
  of applicable income taxes                        0        0
                                               ------   ------
   Total other comprehensive income                (8)       0
                                               ------   ------
Comprehensive income                           $  180   $  312
                                               ======   ======

NOTE G - Plan of Merger
------------------------

     The Company has entered into a plan of merger, dated as of May 18, 1999, with Central Bancompany, Inc. ("Central"). Under the plan of merger, the Company will merge with a subsidiary of Central, with the Company being the surviving corporation. The Company will then merge into

                     FULTON BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



Central, with Central being the surviving Corporation. Immediately after the merger the Bank will merge with The Central Trust Bank, with The Central Trust Bank being the surviving institution. As a result of this transaction, the Company and the Bank will cease to exist. Under the merger agreement, each outstanding share of common stock of the Company will automatically become exchangeable for $19.15 in cash. The plan was approved by shareholders on September 14, 1999 and is pending regulatory approval. For the three months ended September 30, 1999, the Company has incurred $83,000 of costs associated with the merger which are included in noninterest expense. Through September 30, 1999 cumulative costs associated with the merger are approximately $166,000 and the Company anticipates the total expenses associated with the merger will amount to approximately $375,000.

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

Pursuant to an Agreement and Plan of Merger dated as of May 18, 1999, by and between the Company and Central Bancompany, Inc. ("Central"), the Company has agreed to merge with a subsidiary of Central, with the Company being the surviving corporation. The Company will then merge into Central, with Central being the surviving corporation. Immediately after this merger, Fulton Savings Bank will merge with The Central Trust Bank, with The Central Trust Bank being the surviving institution. As a result of this transaction, the Company and Fulton Savings Bank will cease to exist. Central intends to operate Fulton Savings Bank's Fulton office as a branch of The Central Trust Bank and to consolidate Fulton Savings Bank's Holts Summit office with The Central Trust Bank's existing office in Holts Summit. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $19.15 in cash. The Company's Stockholders approved the Company's merger with Central at the Company's Special Meeting of Stockholders held on September 14, 1999.

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

The discussion and analysis included herein covers certain changes in results of operations during the three month periods ended September 30, 1999 and 1998, as well as those material changes in liquidity and capital resources that have occurred since June 30, 1999.

The following should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of

Operations. Therefore, only material changes in financial condition and results of operation are discussed herein.

Financial Condition at September 30, 1999 Compared to June 30, 1999
-------------------------------------------------------------------

Loans receivable, net of the allowance for loan losses, increased $2.3 million or 2.3% and were funded by a decrease in cash. Total assets decreased $1.5 million or 1.3% to $117.1 million at September 30, 1999 due primarily to a $2.1 million or 2.9% decrease in deposits, primarily certificates of deposit.

Total stockholders' equity increased $217,000 from June 30, 1999 to September 30, 1999. Employee Stock Ownership Plan (ESOP) and Management Recognition and Development Plan (MRDP) transactions increased total stockholders equity $162,000 in the aggregate; net income contributed $188,000; and dividends paid totaled $124,000.

Nonperforming assets, which are defined as loans 90 days or more past due, loans on nonaccrual status, and foreclosed real estate owned totaled $267,000 or 0.23% of total assets at September 30, 1999 compared to $607,000 or 0.51% of total assets at June 30, 1999.


Results of Operations for the Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------------

Net income for the three months ended September 30, 1999 decreased $122,000 compared to the three months ended September 30, 1998. Diluted earnings per share was 12 cents per share for the current quarter, compared to 19 cents per share for the three months ended September 30, 1998, a decrease of 7 cents per share or 36.8%. Net interest income increased $85,000 compared to the same quarter of a year ago. However, that favorable variance was more than offset by a $60,000 increase in the provision for loan losses, a $91,000 decrease in non-interest income, and an $82,000 increase in non-interest expense. Income taxes decreased $26,000.

The $85,000 or 8.0% increase in net interest income reflected a combination of a $4.6 million or 4.2% increase in average total interest earning asset volume and 16 basis point increase in net interest margin to 3.94% for the current quarter. Average mortgage loans increased $7.2 million or 8.3% and average investment securities increased $0.9 million. Average interest bearing accounts at other financial institutions decreased $3.3 million or 23.8% and average consumer and other loans decreased $0.2 million. An increase in average Federal Home Loan Bank advances of approximately $3.5 million funded a significant portion of the increase in average total earning assets. Average total deposits increased $1.7 million. The increase in net interest margin primarily reflected a 33 basis point decrease in the average rate paid for interest bearing liabilities, which was offset in part by a decrease in average non-interest bearing fund sources.

The $90,000 provision for loan losses in the current quarter reflected management's judgment of the provision necessary to maintain an adequate loan reserve balance based upon loan growth and the quality of the loan portfolio. A $30,000 provision for loan losses was recorded in the three month period ended September 30, 1998. The increase in the provision for loan losses for the current quarter compared to the same quarter in 1998 primarily reflected a strengthening of the allowance for loans losses relationship to total loans outstanding from its 1998 levels. The allowance for loan losses was 1.22% of total loans outstanding, including loans held for sale, at September 30, 1999 compared to 1.17% at June 30, 1999, 1.00% at September 30, 1998, and 1.05% at June 30, 1998. At September 30, 1999 the allowance for loan losses was 1,155.0% of nonperforming loans compared to 260.8% at June 30, 1999, 333.6% at September 30, 1998, and 626.5% at June 30, 1998.

The $91,000 or 52.6% decrease in non-interest income primarily reflected decreases in gain (loss) on sales of loans and loan servicing fees. The decline in gain (loss) on sales of loans primarily reflected the write-off of previously recorded service assets on loans which pre-paid during the quarter, while the decline in loan servicing fees was due to an increase in the amortization of servicing assets.

The $82,000 or 11.6% increase in non-interest expense primarily reflected a $92,000 increase in other non-interest expense plus increases in data processing costs and directors fees. Those unfavorable variances were partially offset by a $30,000 decrease in employee salaries and benefits. The increase in other non-interest expense primarily reflected $83,000 of merger related expenses, while the increase in data processing costs resulted from system upgrades. Directors' fees per meeting were increased in January, 1999. The 6.6% decrease in employee salaries and benefits, the largest component of non-interest expense, was due primarily to a decrease of $77,000 in MRDP expense for the current quarter compared to the same quarter of a year ago. The decrease in MRDP expense was partially offset by a $13,000 or 5.8% increase in salary expense, a reduction in deferred salary costs relating to loan originations, and increases in other employee benefit plans.

The Company's effective income tax rate for the three months ended September 30, 1999 increased to 45.3% for the current quarter compared to 37.0% for the same period last year due primarily to the nondeductibility of merger related expenses.


Liquidity and Capital Resources
-------------------------------

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank utilizes advances from the Federal Home Loan Bank (FHLB) to supplement its supply of lendable funds. At September 30, 1999, FHLB advances totaled $18,021,000.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1999 the Bank had approved loan commitments totaling $2.9 million and had undisbursed loans in process of $8.8 million.

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

At September 30, 1999, certificates of deposit amounted to $52.4 million or 74.2% of total deposits, including $34.7 million of fixed rate certificates scheduled to mature within twelve months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments, maturities of investment securities and the ability to obtain advances from the Federal Home Loan Bank of Des Moines.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Bank's liquidity ratio was 11.59% at September 30,1999. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets.
Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by regulation (dollars in thousands) at September 30, 1999.

                                                        Percent of Adjusted
                                              Amount        Total Assets
                                              -------    --------------------
                                                     (Unaudited)

Tangible capital                              $20,451              17.5%
Tangible capital requirement                    1,754               1.5
                                              -------              ----
                                       EXCESS $18,697              16.0%
                                              =======              ====

Core capital                                  $20,451              17.5%
Core capital requirement                        4,677               4.0
                                              -------              ----
                                       EXCESS $15,774              13.5%
                                              =======              ====

Risk-based capital                            $21,303              31.4%
Risk-based capital requirement                  5,422               8.0
                                              -------              ----
                                       EXCESS $15,881              23.4%
                                              =======              ====

The Bank is considered a "well capitalized" institution under the prompt corrective action regulations of the Office of Thrift Supervision.


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

The Company has developed a business resumption and contingency plan. This plan takes into account the actions the Company will implement if there is a disruption caused by Year 2000 related computer problems. The Company feels that the probability of an extended disruption is unlikely. Nevertheless, the contingency plans being developed take into account disruptions caused by the loss utilities such as power, water or telecommunications. The Company is preparing to handle its business transactions off-line for a short period of time. Such preparations will include the production of hard copy reports as of December 30, 1999 for loan, deposit, general ledger, and central information file systems and a complete back-up of the Bank's computer systems as of December 31, 1999. In addition, the Bank is also preparing for the possibility that there will be an increased cash demand in the first part of the year. In order to have as much time as possible to ascertain the effectiveness of the Bank's preparedness, the Bank will be closed for business on Saturday, January 1, 2000. All department heads will report to their respective offices on Saturday, January 1, 2000 to perform tests and determine if further implementation of the contingency plan is necessary. Every effort will be made to correct any problems that might arise before the Bank opens to the public on January 3, 2000.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At a Special Meeting of Shareholders of Fulton Bancorp, Inc. ("Meeting") held on September 14, 1999, shareholders approved the following resolution:

     RESOLVED, that the Agreement and Plan of Merger, dated as of May 18, 1999, by and between Central Bancompany, Inc. and Fulton Bancorp, Inc., pursuant to which Fulton Bancorp, Inc. will merge with a wholly-owned subsidiary of Central Bancompany, Inc. and each share of common stock of Fulton Bancorp, Inc., par value $.01 per share, will be converted into the right to receive $19.15 in cash, all on and subject to the terms and conditions contained therein, having been presented to and considered at this Meeting, be hereby approved in all respects.

Out of 1,653,949 shares of common stock of the Company entitled to vote at the Meeting, the holders of 1,284,253 shares or 77.7% of the shares outstanding and entitled to vote were present in person or by proxy. The following is a summary of votes cast. No broker non-votes were received.

                                                 Percentage of
                                 Number of       Total Shares
                                 Votes Cast     Entitled to Vote
                                 ----------     ----------------

      FOR                        1,218,726            73.7%

      AGAINST                       59,166             3.6

      ABSTAIN                        6,361             0.4

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits
 --------
  27 -- Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FULTON BANCORP, INC

                      Date 10-27-99           By: /s/ Kermit D. Gohring
                                                 ------------------------------
                                                 Kermit D. Gohring
                                                 President



                      Date 10-27-99           By: /s/ Bonnie K. Smith
                                                 ------------------------------
                                                 Bonnie K. Smith
                                                 Secretary - Treasurer
                                                 (Principal Accounting Officer)